Form 10QSB
period 2005-03-31
Cal Alta Auto Glass Inc
filed 2005-08-15
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

      (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                               15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the quarter report ended March 31, 2005
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-51227
                                    ---------

                            CAL ALTA AUTO GLASS, INC.

   (Exact name of small business issuer as registrant as specified in charter)

                                Nevada 88-0448809
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

          # 8 3927 Edmonton Trail N.E., Calgary, Alberta Canada, T2E6T1
                     (Address of principal executive office)

          Registrants telephone no., including area code (403) 291-7020

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [] No [X ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


    Class                             Outstanding as of March 31, 2005
Common Stock,
$0.001                                            10,595,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                  Page

Item 1.     Consolidated Financial Statements                             1-2

                Consolidated Balance Sheets March 31, 2005
                And December 31, 2004                                     3

               Consolidated Statements of Operations for the six months
               Ended March 31, 2005 and 2004                              4

               Consolidated Statements of Stockholders Equity             5

               Consolidated Statements of Cash Flows for the six months
               Ended March 31, 2005 and 2004                              6

               Notes to Consolidated Financial Statements                7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                     9-10

Item 3.     Controls and Procedures                                      10


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             10

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                            10

Item 4.     Submission of Matter to be a Vote of Securities Holders       11

Item 5.     Other Information on Form 8-K                                 11

Item 6.     Exhibits and Reports on 8K                                    11

                Signatures                                              S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

     The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The un-audited balance sheet of the Company as of March 31, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended March 31, 2005 and March 31, 2004 and the statement of stockholders equity for the period of December 31, 2002 to March 31, 2005 are included in this document.

     Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Armando C. Ibarra, C.P.A.
Public Accountants
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors of
Cal-Alta Auto Glass, Inc.


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of March 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armandi C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

August 9, 2005
Chula Vista, California

                   CAL-ALTA AUTO GLASS, INC.
                  Consolidated Balance Sheets
                                                       As of         As of
                                                     March 31,    December 31,
                                                       2005          2004
                                                                   (revised)

                            ASSETS
Current Assets
Cash                                        $               $                 -
Accounts receivable                                      23,768          32,256
Earned discounts receivable
(a related party)                                        14,787          10,458
Inventory                                                 1,232           1,245
Loan receivables                                          8,519           8,607
Prepaid expenses                                          5,152           5,206
Total Current Assets                                     53,458          57,772
Net Property & Equipment                                 13,675          14,555
Other Assets
Investment in other companies                             4,929           4,980
Loan receivable - (a related party)                     237,347         233,935
Deposit                                                     727             734
Total Other Assets                                      243,003         239,649
TOTAL ASSETS                                          $ 310,136       $ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  57,766       $  41,408
Accounts payable - (a related party)                    166,196         137,804
Bank overdraft                                           37,616          30,539
GST payable                                               6,193           7,758
Total Current Liabilities                               267,771         217,509
Total Liabilities                                       267,771         217,509
Commitments and contingencies                                 -               -
Stockholders' Equity
Common stock, ($0.001 par value,
25,000,000 shares
authorized; 10,595,000 shares
issued and outstanding
as of and December 31, 2004 and 2003,
respectively.)                                           10,595          10,595
Additional paid-in capital                              (10,395)        (10,395)
Retained earnings (deficit)                              45,000          92,455
Foreign currency translation adjustment                  (2,835)          1,812
Total Stockholders' Equity                               42,365          94,467
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                $ 310,136       $ 311,976

                  CAL-ALTA AUTO GLASS, INC.
            Consolidated Statements of Operations
                                                Three Months      Three Months
                                                    Ended            Ended
                                                  March 31,        March 31,
                                                    2005             2004

Revenues
Income                                           $    101,251      $    144,032
Total Revenues                                        101,251           144,032
Costs of Sales
Glass & moldings - (a related party)                   51,046            87,030
Sub. contractors                                        7,665            12,063
Total Costs of Sales                                   58,711            99,093
Gross Profit                                           42,540            44,939
Operating Costs
Depreciation & amortization                               684               895
Advertising                                            40,187            32,943
Salaries & wages                                       19,125            21,815
General & administrative expenses                      29,166            27,300
Total Operating Costs                                  89,162            82,953
Net Operating Income / (Loss)                         (46,622)          (38,014)
Other Income (Expenses)
Interest expense                                         (833)             (458)
Total Other Income (Expenses)                            (833)             (458)
NET INCOME (LOSS)                                $    (47,455)     $    (38,472)
BASIC EARNING (LOSS) PER SHARE                   $      (0.00)     $      (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          10,595,000        10,595,000

    Consolidated Statements of Changes in Stockholders' Equity
               As of March 31, 2005

                                            Common         Common     Additional
                                            Shares         Stock       Paid-In
                                                                        Amount

Balance, December 31, 2002                  8,500,000   $    8,500   $   (8,300)
Common stock issued on November 25,
2003 for recapitalization                   2,095,000        2,095       (2,095)
Foreign currency translation adjustment
Operating loss December 31, 2003
Balance, December 31, 2003                 10,595,000       10,595      (10,395)
Foreign currency translation adjustment
Operating income December 31, 2004
Balance, December 31, 2004                 10,595,000       10,595      (10,395)
Foreign currency translation adjustment
Operating income March 31, 2005
Balance, March 31, 2005                    10,595,000   $   10,595   $  (10,395)


                                                      Retained
                                                      Earnings          Total
                                                      (Deficit)


Balance, December 31, 2002                            $ 178,805         179,005
Common stock issued on November 25,
2003 for recapitalization                                     -
Foreign currency translation adjustment                       -          (8,079)
Operating loss December 31, 2003                       (102,719)       (102,719)
Balance, December 31, 2003                               76,086          68,207
Foreign currency translation adjustment                       -           9,891
Operating income December 31, 2004                       16,369          16,369
Balance, December 31, 2004                               92,455          94,467
Foreign currency translation adjustment                       -         (4,647)
Operating income March 31, 2005                         (47,455)        (47,455)
Balance, March 31, 2005                               $  45,000       $  42,365

                  CAL-ALTA AUTO GLASS, INC.
            Consolidated Statements of Cash Flows

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                        2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $(47,455)     $(38,472)
Depreciation & amortization expense                           684           895
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
accounts receivable                                         8,430        10,149
(Increase) decrease in
notes receivable                                               87          (465)
(Increase) decrease in
inventory                                                      13         9,616
(Increase) decrease in
prepaid expenses                                               54          (281)
(Increase) decrease in
investments                                                    51          (270)
(Increase) decrease in
other assets                                                    7           (40)
(Increase) decrease in
provision for earned discounts                             (4,300)        8,711
Increase (decrease) in
accounts payable                                           16,247       (74,791)
Increase (decrease) in
accounts payable - (a related party)                       28,199        64,310
Increase (decrease)
in bank overdraft                                           7,029        38,353
Increase (decrease)
in taxes payable                                           (1,554)       (2,420)
Increase (decrease)
in notes payable                                                -             -
Net cash provided (used)
by operating activities                                     7,492        15,295
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used)
by investing activities                                         -             -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes
receivable - related party                                 (3,389)      (37,069)
Net cash provided (used)
by financing activities                                    (3,389)      (37,069)
Effect of exchange rate
changes on cash                                            (4,103)       10,367
Net increase (decrease) in cash                                 -       (11,407)
Cash at beginning of period                                     -        11,407
Cash at end of period                         $             $                 -
Supplemental cash flows disclosures:
Cash paid during year
for interest                                             $    833      $    458
Cash paid during year
for income taxes                              $             $                 -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


NOTE 2.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Cal Alta Auto Glass, Inc., (the Company) formerly International Sports Marketing Group, Inc., was incorporated October 14, 1999. Cal
Alta Auto Glass, Ltd., of Canada was incorporated under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry.

In late 1997, Cal Alta Auto Glass, Ltd. divested of most of its operating assets to Pro Glass Industries, Inc., a Calgary, Alberta company with common ownership. Pro Glass Technologies traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, Pro Glass was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass Technologies, Inc., private again, while merging the parent company with another entity that could provide value to its shareholders.

On November 25, 2003 the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended. Whereas, International Sports Marketing Group, Inc. acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for 8,500,000 shares of authorized but un-issued common stock. International Sports Marketing Group, Inc. changed its name to Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, Ltd. (Canadian Co.), is the predecessor due to a reverse merger. Cal Alta Auto Glass, Inc., is a holding company.

Due to the reverse merger, Cal Alta Auto Glass, Ltd., became the subsidiary holding company of Cal Alta Auto Glass, Inc. The underlying reason for the merger was the belief that company gain "public" status in the US, in order to obtain the ability to conduct secondary financing to implement the full business plan of Cal Alta Auto Glass, Inc.

Cal Alta sells and installs auto glass products through two Calgary based outlets. Cal Alta Auto Glass replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass for non-auto related applications such as furniture, mirrors, greenhouses, etc., is also sold.

The operating subsidiary will comply with Canadian and Alberta regulations. Cal Alta Auto Glass, Inc. of Nevada will be the consolidated parent holding company of the Canadian subsidiaries and will comply with US regulations. If Cal Alta Auto Glass, Inc. begins operations of glass shops in the US; the glass shops will operate in accordance with the appropriate US laws as a subsidiary of Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, Ltd., operates from two Calgary, Alberta locations. Approximately 40% of annual sales are paid by customers' auto insurance policies with the balance being non-insurance related transactions.


NOTE 3.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 2005, the Company has $53,458 in total current assets, compared to total current assets of $57,772 as of December 31, 2004. The major factor in the decrease of current assets was an $8,488 decrease in accounts receivable. This decrease is mostly due to the sluggish in revenues when comparing the first three months of 2005 to the same period the year before. Discounts receivable which are due from a related party, were up $4,329, due to purchases in the first quarter. Currently the current assets are comprised of $23,768 in accounts receivable, $14,787 in earned discounts receivable, $ 1,232 in inventory, $ 8,519 in loans receivable and $5,152 in prepaid expenses.

     As of March 31, 2005, the Company has $267,771 in total current liabilities compared to $217,509 as of December 31, 2004. Accounts payable increased approximately $16,200, and accounts payable to a related party for auto glass supplies increased $3,412 which accounted for most of the increase.


Results of Operations

     For the three months ending March 31, 2005, the Company had a net loss of $47,455 compared to a net loss of $38,472 for the same period of 2004Advertising expenses also increased by approximately $7,244 for the first three months of the year, due to the Company increasing its advertising channels. The Company did have a higher gross profit when comparing the first three months of 2005 to the same period the year before. The higher gross profit is due to the increase in discounts on the glass products the Company purchases from a related party

     The Company had revenues of $101,251 for the three months ended March 31, 2005, compared with $144,032 for the same period last year. This slight increase is still not the increase in the financial services sector that management was hoping for. Management is unsure what caused this sharp decrease. However, in the opinion of management this decrease was most likely caused by severe winter weather. When severe weather occurs, management has found individuals wait to fix their auto glass because gravel is applied to the roadways, which increases auto glass damage.

Sale of Common Capital Stock

         None.


Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.


Item 3. Controls and Procedures

     The Company's management, including our President, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2005, the end of the period covered by this report. Based upon that evaluation, our President has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.




                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None..


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of March 31, 2005, the Company has 10,595,000 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       33.1 302 Certification of the President
b.       99.1 906 Certification of Frank Aiello

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                                     CAL ALTA AUTO GLASS, INC.


        Dated: August 10, 2005

                                                By:/S/ Frank Aiello
                                                       Frank Aiello
                                                President, Director





                                                By:/S/ Denise Aiello
                                                       Denise Aiello
                                                       Secretary, Treasurer and
                                                       Director