Form 10QSB
period 2005-06-30
Cal Alta Auto Glass Inc
filed 2005-08-15
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the quarter report ended June 30, 2005
                                       or

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

             Check whether the registrant (1) has filed all reports
               required to be filed by Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 during the
            preceding 12 months (or for such shorter period that the
          registrant was required to file such reports), Yes [X] No [ ]
                     and (2) has been subject to such filing
                requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the
                 issuers classes of common stock, as of the last
                                practicable date.


           Class                              Outstanding as of June 30, 2005
Common Stock, $0.001                                          10,595,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

       Heading                                                          Page

Item 1.     Consolidated Financial Statements                           1-2

                Consolidated Balance Sheets June 30, 2005
                And December 31, 2004                                   3

               Consolidated Statements of Operations for the six months
               Ended June 30, 2005 and 2004                             4

               Consolidated Statements of Stockholders Equity           5

              Consolidated Statements of Cash Flows for the six months
               Ended June 30, 2005 and 2004                             6

               Notes to Consolidated Financial Statements               7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                   9-10

Item 3.     Controls and Procedures                                    11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                          11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                         11

Item 4.     Submission of Matter to be a Vote of Securities Holders    11

Item 5.     Other Information on Form 8-K                              11

Item 6.     Exhibits and Reports on 8K                                 12

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

     The un-audited balance sheet of the Company as of June 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2005 and June 30, 2004 and the statement of stockholders equity for the period of December 31, 2002 to June 30, 2005 are included in this document.

     Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors of
Cal-Alta Auto Glass, Inc.


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of June 30, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the six and three months ended June 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

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

/S/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

August 9, 2005
Chula Vista, California

                   CAL-ALTA AUTO GLASS, INC.
                  Consolidated Balance Sheets
                                           As of         As of
                                          June 30,    December 31,
                                           2005          2004
                                                       (revised)
                            ASSETS
       Current Assets
Cash                          $            $                 -
Accounts receivable                        56,788       32,256
Earned discounts receivable
(a related party)                           1,628       10,458
Inventory                                   1,221        1,245
Loan receivables                            8,440        8,607
Prepaid expenses                            5,105        5,206
Total Current Assets                       73,182       57,772
Net Property & Equipment                   12,824       14,555
Other Assets
Investment in
other companies                             4,883        4,980
Loan receivable
(a related party)                         240,222      233,935
Deposit                                       720          734
Total Other Assets                        245,825      239,649
TOTAL ASSETS                            $ 331,831    $ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                        $  62,585    $  41,408
Accounts payable
(a related party)                         184,125      137,804
Bank overdraft                             25,922       30,539
GST payable                                10,111        7,758
Total Current Liabilities                 282,743      217,509
Total Liabilities                         282,743      217,509
Commitments and contingencies                   -            -
Stockholders' Equity
Common stock, ($0.001 par
value, 25,000,000 shares
authorized; 10,595,000
shares issued and outstanding
as of and December 31, 2004 and 2003,
respectively.)                             10,595       10,595
Additional paid-in capital                (10,395)     (10,395)
Retained earnings (deficit)                49,214       92,455
Foreign currency
translation adjustment                       (326)       1,812
Total Stockholders' Equity                 49,088       94,467
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                  $ 331,831    $ 311,976

            CAL-ALTA AUTO GLASS, INC.
      Consolidated Statements of Operations
                              Six Months   Six Months  Three Months three Months
                                 Ended           Ended        Ended       Ended
                                June 30,        June 30,     June 30,   June 30,
                                  2005            2004         2005       2004
Revenues
Income                   $       348,666$       315,334$       247,415 $ 171,302
Total Revenues                   348,666        315,334        247,415   171,302
Costs of Sales
Glass & moldings
(a related party)                167,973        165,451        116,927    78,421
Sub. contractors                  16,549         18,329          8,884     6,266
Total Costs of Sales             184,522        183,780        125,811    84,687
Gross Profit                     164,144        131,554        121,604    86,615
Operating Costs
Depreciation
& amortization                     1,441          1,763            757       868
Advertising                       85,635         74,910         45,448    41,967
Salaries & wages                  52,430         29,225         33,305     7,410
General & administrative
expenses                          66,499         83,785         37,333    56,485
Total Operating
Costs                            206,005        189,683        116,843   106,730
Net Operating
Income / (Loss)                  (41,861)       (58,129)         4,761  (20,115)
Other Income
(Expenses)
Interest expense                  (1,380)        (1,504)          (547)  (1,046)
Total Other Income
(Expenses)                        (1,380)        (1,504)          (547)  (1,046)
NET INCOME (LOSS)           $    (43,241) $     (59,633) $      4,214  $(21,161)
BASIC EARNING
(LOSS) PER SHARE            $      (0.00) $       (0.01) $        0.00  $(0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     10,595,000     10,595,000  10,595,000  10,595,000

           CAL-ALTA AUTO GLASS, INC.
             Consolidated Statements of Changes in Stockholders' Equity
               As of June 30, 2005
                                            Common        Common      Additional
                                            Shares        Stock         Paid-In
                                                                         Amount
Balance, December 31, 2002                 8,500,000   $    8,500   $   (8,300)
Common stock issued on November 25,
2003 for recapitalization                  2,095,000        2,095       (2,095)
Foreign currency translation adjustment
Operating loss December 31, 2003
Balance, December 31, 2003                10,595,000       10,595      (10,395)
Foreign currency translation adjustment
Operating income December 31, 2004
Balance, December 31, 2004                10,595,000       10,595      (10,395)
Foreign currency translation adjustment
Operating income June 30, 2005
Balance, June 30, 2005                    10,595,000   $   10,595   $  (10,395)



                                          Retained        Total
                                          Earnings
                                          Capital
                                          (Deficit)

Balance, December 31, 2002                $ 178,805      179,005
Common stock issued on November 25,
2003 for recapitalization                         -            -
Foreign currency translation adjustment      (8,079)
Operating loss December 31, 2003           (102,719)    (102,719)
Balance, December 31, 2003                   76,086       68,207
Foreign currency translation adjustment           -        9,891
Operating income December 31, 2004           16,369       16,369
Balance, December 31, 2004                   92,455       94,467
Foreign currency translation adjustment           -       (2,138)
Operating income June 30, 2005              (43,241)     (43,241)
Balance, June 30, 2005                    $  49,214    $  49,088

                 CAL-ALTA AUTO GLASS, INC.

           Consolidated Statements of Cash Flows

                                             Six       Six      Three     Three
                                           Months    Months    Months    Months
                                            Ended      Ended    Ended     Ended
                                           June 30,  June 30, June 30,  June 30,
                                            2005      2005       2005      2004

     CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                    $    (43,241) $   (59,633) $ 4,214 (21,161)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization
expense                                    1,441        1,763       757     868
Change in assets and
liabilities
(Increase) decrease
in accounts receivable                   (24,408)     (11,110)  (32,853)  7,332
(Increase) decrease
in notes receivable                          166          308        79      87
(Increase) decrease
in inventory                                  24          449        11      99
(Increase) decrease
in prepaid expenses                          100          187        47      54
(Increase) decrease
in investments                                97          178        46      51
(Increase) decrease
in other assets                               14           26         7       7
(Increase) decrease
in provision for earned discounts          8,785       20,225    13,092  (2,781)
Increase (decrease)
in accounts payable                       21,070      (76,896)    4,795  12,653
Increase (decrease)
in accounts payable
(a related party)                         46,086       102,351   17,838  (3,225)
Increase (decrease)
in bank overdraft                         (4,594)      11,465   (11,635)  7,761
Increase (decrease)
in taxes payable                           2,341       (5,281)    3,898  (2,593)
Net cash provided (used)
by operating activities                    7,881      (15,968)      296    (848)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used)
by investing activities                        -            -         -       -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable
related party                             (6,255)       6,201    (2,860) (2,296)
Net cash provided (used)
by financing activities                   (6,255)       6,201    (2,860) (2,296)
Effect of exchange rate
changes on cash                           (1,626)       9,767     2,564   3,144
Net increase (decrease)
in cash                                        -            -         -        -
Cash at beginning
of period                                      -            -         -
Cash at end of period                   $            $          $         $   -
Supplemental cash
flows disclosures:
Cash paid during year
for interest                           $   1,380    $   1,504  $   547    $  671
Cash paid during year
for income taxes                       $            $          $          $   -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of June 30, 2005, the Company has $73,182 in total current assets, compared to total current assets of $57,772 as of December 31, 2004. The major factor in the increase of current assets was a $24,532 increase in accounts receivable. This increase is mostly due to the $33,332, increase in revenues when comparing the first six months of 2005 to the same period the year before. Discounts receivable which are due from a related party, were down $8,830, due to being collected on. Currently the current assets are comprised of $56,788 in accounts receivable, $1,628 in earned discounts receivable, $ 1,221 in inventory, $ 8,440 in loans receivable and $5,105 in prepaid expenses.

     As of June 30, 2005, the Company has $282,743 in total current liabilities compared to $217,509 as of December 31, 2004. Accounts payable increased approximately $24,000, and accounts payable to a related party for auto glass supplies increased $46,321, which accounted for most of the increase.


Results of Operations

     For the three months ending June 30, 2005, the Company had net income of $4,214 compared to a net loss of $21,161 for the same period of 2004. Administrative expenses decreased by approximately $19,152 for the second quarter of 2005 compared to the same period of 2004. However, salaries and wages increased by $25,895. Other than this increase operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $247,415 for the three months ended June 30, 2005, compared with $171,302 for the same period last year. Management believes the increase in revenues when comparing the second quarter 2005, to the same period the year before is twofold. Management has increased the Company's advertising channels, which management believes has contributed to this increase. Also, the weather becoming milder, in the opinion of management contributes to people repairing their auto glass. Once the harsh weather has passed, people tend to fix their auto glass, because their will no longer be ravel dumped on the roadways. This has a positive effect on the Company's revenues in the opinion of management.

     For the six months ending June 30, 2005, the Company had a net loss of $43,241 compared to a net loss of $59,633 for the same period of 2004. Administrative expenses decreased by approximately $17,286 for the first six months of 2005 compared to the same period of 2004. However, salaries and wages increased $23,175, when comparing the first six months of 2005, to the same period the year before. Advertising expenses also increased by approximately $10, 700 for the first six months of the year, due to cost increases. The major factor contributing to the decreased net loss was the Company had higher revenues and a higher gross profit. The higher gross profit is due to the increase in discounts on the glass products the Company purchases from a related party.

     The Company had revenues of $348,666 for the six months ended June 30, 2005, compared with $315,334 for the same period last year. Management believes the increase in revenues when comparing the first six months of 2005, to the same period the year before is twofold. Management has increased the Company's advertising channels, which management believes has contributed to this increase. Also, the weather becoming milder, in the opinion of management contributes to people repairing their auto glass. Once the harsh weather has passed, people tend to fix their auto glass, because their will no longer be gravel dumped on the roadways. This has a positive effect on the Company's revenues in the opinion of management.



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

Item 3. Controls and Procedures

     The Company's management, including our President, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2005, the end of the period covered by this report. Based upon that evaluation, our President has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

                                             PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None..


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of June 30, 2005, the Company has 10,595,000 shares of common stock issued and outstanding.

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