Form 10QSB
period 2005-09-30
Cal Alta Auto Glass Inc
filed 2005-11-14
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2005
                                       or

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                               Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class                   Outstanding as of September 30, 2005
   Common Stock, $0.001                           10,595,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                   Page

Item 1.     Consolidated Financial Statements                                1

                Consolidated Balance Sheets September 30, 2005
                And December 31, 2004                                        2

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2005 and 2004                             3

               Consolidated Statements of Comprehensive Income (Loss)        4

               Consolidated Statements of Stockholders Equity                5

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2005 and 2004                             6

               Notes to Consolidated Financial Statements                    7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      9-10

Item 3.     Controls and Procedures                                          11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                               11

Item 4.     Submission of Matter to be a Vote of Securities Holders          11

Item 5.     Other Information on Form 8-K                                    11

Item 6.     Exhibits and Reports on 8K                                       11

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

     The un-audited balance sheet of the Company as of September 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2005 and September 30, 2004 and the statement of stockholders equity for the period of December 31, 2002 to September 30, 2005 are included in this document.

     Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD



To the Board of Directors of
Cal-Alta Auto Glass, Inc.


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of September 30, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the nine and three months ended September 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

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

/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 7, 2005
Chula Vista, California

                                                       As of            As of
                                                   September 30,    December 31,
                                                       2005             2004
                                                                     (revised)
ASSETS
Current Assets
Cash                                                 $                $       -
Accounts receivable                                     90,044           32,256
Inventory                                                1,280            1,245
Loan receivables                                         8,853            8,607
Earned discounts receivable
(a related party)                                        6,318           10,458
Prepaid expenses                                         5,354            5,206
Total Current Assets                                   111,849           57,772
Net Property & Equipment                                12,692           14,555
Other Assets
Investment in other companies                            5,123            4,980
Loan receivable
(a related party)                                      263,911          233,935
Deposit                                                    756              734
Total Other Assets                                     269,790          239,649
TOTAL ASSETS                                         $ 394,331        $ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                     $  51,057        $  41,408
Accounts payable
(a related party)                                      232,966          137,804
Bank overdraft                                           8,838           30,539
GST payable                                             10,066            7,758
Total Current Liabilities                              302,927          217,509
Stockholders' Equity
Common stock, ($0.001 par
value, 25,000,000 shares
authorized; 10,595,000 shares
issued and outstanding as of
September 30, 2005
and December 31, 2004.)                                 10,595           10,595
Paid-in capital                                        (10,395)         (10,395)
Retained earnings                                       86,957           92,455
Foreign currency
translation adjustment                                   4,247            1,812
Total Stockholders' Equity                              91,404           94,467
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                               $ 394,331        $ 311,976

                                       Nine Months        Nine Months
                                          Ended              Ended
                                      September 30,      September 30,
                                          2005               2004



Revenues

Income                              $        629,567    $    650,496$

Total Revenues                               629,567         650,496


Costs of Sales
Glass & moldings - (a related party)         293,514         290,989
Sub. contractors                              25,291          27,298



Total Costs of Sales                         318,805         318,287

Gross Profit                                 310,762         332,209

Operating Costs
Depreciation & amortization                    2,181           2,662
Advertising                                  122,012         122,926
Salaries & wages                              85,843          63,155
General & administrative expenses            104,295         137,867



Total Operating Costs                        314,331         326,610

Net Operating Income / (Loss)                 (3,569)          5,599

Other Income (Expenses)
Interest expense                              (1,929)         (2,278)



Total Other Income (Expenses)                 (1,929)         (2,278)


NET INCOME (LOSS)                       $     (5,498)   $      3,321


BASIC EARNING (LOSS) PER SHARE          $      (0.00)   $      0.00



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 10,595,000      10,595,000








                                                   Three Months     Three Months
                                                      Ended            Ended
                                                   September 30,  September 30,
                                                      2005              2004



Revenues

Income                                           $    282,675      $    335,162


Total Revenues                                        282,675           335,162


Costs of Sales
Glass & moldings - (a related party)                  126,228           125,538
Sub. contractors                                        8,748             8,969



Total Costs of Sales                                  134,976           134,507



Gross Profit                                          147,699           200,655

Operating Costs
Depreciation & amortization                               739               899
Advertising                                            36,254            48,016
Salaries & wages                                       33,528            33,930
General & administrative expenses                      37,451            54,082



Total Operating Costs                                 107,972           136,927

Net Operating Income / (Loss)                          39,727            63,728

Other Income (Expenses)
Interest expense                                         (563)             (774)



Total Other Income (Expenses)                            (563)             (774)



NET INCOME (LOSS)                                $     39,164      $     62,954




BASIC EARNING (LOSS) PER SHARE                   $       0.00      $       0.01




WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          10,595,000        10,595,000

                                     Common           Common         Additional
                                     Shares           Stock           Paid-In
                                                      Amount          Capital


Balance, December
31, 2002                            8,500,000          $ 8,500         $ (8,300)

Common stock issued on November 25,
  2003 for
recapitalization                    2,095,000            2,095           (2,095)

Foreign currency
translation adjustment                  -                    -                -

Operating loss
December 31, 2003                       -                    -                 -


Balance, December
31, 2003                           10,595,000           10,595          (10,395)


Foreign currency
translation adjustment                   -                  -               -

Operating income
December 31, 2004                         -                -                -


Balance, December
31, 2004                           10,595,000           10,595          (10,395)



Foreign currency
translation adjustment                  -                  -              -

Operating income
September 30, 2005                      -                  -                -


Balance, September
30, 2005                          10,595,000         $ 10,595        $ (10,395)





















                                                       Retained          Total
                                                       Earnings
                                                      (Deficit)


Balance, December 31, 2002                            $ 178,805         179,005

Common stock issued on November 25,
2003 for recapitalization                                     -               -

Foreign currency translation adjustment                       -          (8,079)

Operating loss December 31, 2003                       (102,719)       (102,719)


Balance, December 31, 2003                               76,086          68,207


Foreign currency translation adjustment                       -           9,891

Operating income December 31, 2004                       16,369          16,369


Balance, December 31, 2004                               92,455          94,467



Foreign currency translation adjustment                       -           2,435

Operating income September 30, 2005                      (5,498)         (5,498)


Balance, September 30, 2005                           $  86,957       $  91,404

                                            Nine Months     Nine Months
                                               Ended           Ended
                                            September 30,  September 30,
                                                 2005           2004




CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                          $    (5,498) $     3,321
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & a
mortization expense                              2,218        1,763

Change in assets and liabilities
(Increase) decrease
in accounts receivable                         (55,278)     (30,137)
(Increase) decrease
in notes receivable                               (235)        (149)
(Increase) decrease
in inventory                                       (33)      10,019
(Increase) decrease
in prepaid expenses                               (142)         (90)
(Increase) decrease
in investments                                    (137)         (87)
(Increase) decrease
in other assets                                    (21)         (13)
(Increase) decrease
in provision for earned
discounts                                        3,960       14,253
Increase (decrease)
in accounts payable                              9,230       73,959
Increase (decrease)
in accounts payable
(a related party)                               91,029      (94,014)
Increase (decrease)
in bank overdraft                              (20,759)      34,118
Increase (decrease)
in taxes payable                                 2,207       (3,300)



Net cash provided (used)
by operating activities                         26,541        9,643

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
by investing activities                              -            -

CASH FLOWS FROM FINANCING ACTIVITIES

Notes receivable
related party                                  (28,674)     (21,029)
      --------     --------

Net cash provided (used)
by financing activities                        (28,674)     (21,029)

Effect of exchange
rate changes on cash                             2,133       11,386



Net increase (decrease) in cash                      -            -

Cash at beginning of period                          -            -



Cash at end of period                            $            $    -



Supplemental cash flows
disclosures:

Cash paid during year
for interest                                  $  1,929     $  2,278
Cash paid during year
for income taxes                              $            $   -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of September 30, 2005, the Company has $111,850 in total current assets, compared to total current assets of $57,772 as of December 31, 2004. The major factor in the increase of current assets was a $57,788 increase in accounts receivable. This increase is mostly due to the seasonality of the auto glass replacement industry. Discounts receivable which are due from a related party, were down $4,140, due to being collected on. Also, contributing to the increase in assets is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2004, to now. The conversion rate of US to Canadian dollars in that period has gone from 1.32 to 1.17. Currently the current assets are comprised of $90,044 in accounts receivable, $6,318 in earned discounts receivable, $ 1,281 in inventory, $ 8,853 in loans receivable and $5,355 in prepaid expenses.

     As of September 30, 2005, the Company has $302,927 in total current liabilities compared to $217,509 as of December 31, 2004. Accounts payable increased approximately $9,500, and accounts payable to a related party for auto glass supplies increased $95,162, which accounted for most of the increase. Also, contributing to the increase in liabilities is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2004, to now. The conversion rate of US to Canadian dollars in that period has gone from 1.32 to 1.17.


Results of Operations

   For the three months ending September 30, 2005, the Company had net income of $39,614 compared to a net income of $62,954 for the same period of 2004. Advertising expenses decreased $11,762 for the third quarter of 2005 compared to the same period of 2004 and administrative expenses also decreased by $16,631. Other than these decreases operating expenses were very comparable with the same period of the year before. Management attributes the decrease in Administrative costs to seasonality. Due to heavy rain in the Calgary area this quarter, the shops were not as busy, therefore, incurring less costs. Also, contributing to these differences has been the strengthening of the Canadian dollar to the US dollar.

     The Company had revenues of $282,675 for the three months ended September 30, 2005,compared with $335,162 for the same period last year. Management believes the decrease in revenues when comparing the third quarter of 2005, to the same period the year before is twofold. Management has identified the heavy rains that also affected costs and also price slashing to compete with other shops in the Calgary area. Also, contributing to these differences has been the strengthening of the Canadian dollar to the US dollar.

   For the nine months ending September 30, 2005, the Company had a net loss of $5,497 compared to net income of $3,321 for the same period of 2004. Administrative expenses decreased by approximately $33,500 for the first nine months of 2005 compared to the same period of 2004. However, salaries and wages increased $22,688, when comparing the first nine months of 2005, to the same period the year before. The major factor contributing to the net loss was the Company had higher costs of sales, as a percentage of sales. The higher cost of sales is related to the pricing wars in the Calgary area. Also, contributing to these differences has been the strengthening of the Canadian dollar to the US dollar.

     The Company had revenues of $629,657 for the nine months ended September 30, 2005, compared with $650,496 for the same period last year. Management believes the decrease in revenues when comparing the first nine months of 2005, to the same period the year before is twofold. Management has identified the heavy rains that also affected costs and also price slashing to compete with other shops in the Calgary area. Also, contributing to these differences has been the strengthening of the Canadian dollar to the US dollar.

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

Item 3. Controls and Procedures

     The Company's management, including our President, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2005, the end of the period covered by this report. Based upon that evaluation, our President has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.



                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None..


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of September 30, 2005, the Company has 10,595,000 shares of common stock issued and outstanding.

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


        Dated: November 12, 2005

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