Form 10QSB/A
period 2005-06-30
Cal Alta Auto Glass Inc
filed 2005-12-05
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the quarter report ended June 30, 2005
                                       or

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


            Class                       Outstanding as of June 30, 2005
        Common Stock, $0.001                         10,595,000

                                                 TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                 Page

Item 1.     Consolidated Financial Statements                           1-2

                Consolidated Balance Sheets June 30, 2005
                And December 31, 2004                                   3

               Consolidated Statements of Operations for the six months
               Ended June 30, 2005 and 2004                              4

               Consolidated Statements of Stockholders Equity            5

               Consolidated Statements of Cash Flows for the six months
               Ended June 30, 2005 and 2004                              6

               Notes to Consolidated Financial Statements                7

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                     9

Item 3.     Controls and Procedures                                      11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                           12

Item 4.     Submission of Matter to be a Vote of Securities Holders      12

Item 5.     Other Information on Form 8-K                                12

Item 6.     Exhibits and Reports on 8K                                   12

                Signatures                                               S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

     The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB/A pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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


/S/: Armando C. Ibarra
----------------------
ARMANDO C. IBARRA, C.P.A. - APC

August 9, 2005
Chula Vista, California

                   CAL-ALTA AUTO GLASS, INC.
                  Consolidated Balance Sheets

                                                          As of       As of
                                                         June 30,   December 31,
                                                          2005        2004
                                                                   (revised)

ASSETS

Current Assets
Cash                                                     $     -      $     -
Accounts receivable                                       56,788       32,256
Earned discounts receivable - (a related party)            1,628       10,458
Inventory                                                  1,221        1,245
Loan receivables                                           8,440        8,607
Prepaid expenses                                           5,105        5,206
Total Current Assets                                      73,182       57,772
Net Property & Equipment                                  12,824       14,555
Other Assets
Investment in other companies                              4,883        4,980
Loan receivable - (a related party)                      240,222      233,935
Deposit                                                      720          734
Total Other Assets                                       245,825      239,649
TOTAL ASSETS                                           $ 331,831    $ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                       $  62,585    $  41,408
Accounts payable - (a related party)                     184,125      137,804
Bank overdraft                                            25,922       30,539
GST payable                                               10,111        7,758
Total Current Liabilities                                282,743      217,509
Total Liabilities                                        282,743      217,509
Commitments and contingencies                                  -            -
Stockholders' Equity
Common stock, ($0.001 par value, 25,000,000 shares
authorized; 10,595,000 shares issued and outstanding
as of and December 31, 2004 and 2003,
respectively.)                                            10,595       10,595
Additional paid-in capital                               (10,395)     (10,395)
Retained earnings (deficit)                               49,214       92,455
Foreign currency translation adjustment                     (326)       1,812
Total Stockholders' Equity                                49,088       94,467
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                 $ 331,831    $ 311,976

            CAL-ALTA AUTO GLASS, INC.
      Consolidated Statements of Operations

                                         Six Months         Six Months
                                          Ended              Ended
                                         June 30,           June 30,
                                          2005               2004

Revenues
Income                              $       348,666    $    315,334$
Total Revenues                              348,666         315,334
Costs of Sales
Glass & moldings - (a related party)        167,973         165,451
Sub. contractors                             16,549          18,329
Total Costs of Sales                        184,522         183,780
Gross Profit                                164,144         131,554
Operating Costs
Depreciation & amortization                   1,441           1,763
Advertising                                  85,635          74,910
Salaries & wages                             52,430          29,225
General & administrative expenses            66,499          83,785
Total Operating Costs                       206,005         189,683
Net Operating Income / (Loss)               (41,861)        (58,129)
Other Income (Expenses)
Interest expense                             (1,380)         (1,504)
Total Other Income (Expenses)                (1,380)         (1,504)
NET INCOME (LOSS)                      $    (43,241)   $    (59,633) $
BASIC EARNING (LOSS) PER SHARE         $      (0.00)   $     (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000






                                        Three Months       Three Months
                                          Ended              Ended
                                        June 30,           June 30,
                                          2005               2004

Revenues
Income                                 $    247,415    $    171,302
Total Revenues                              247,415         171,302
Costs of Sales
Glass & moldings - (a related party)        116,927          78,421
Sub. contractors                              8,884           6,266
Total Costs of Sales                        125,811          84,687
Gross Profit                                121,604          86,615
Operating Costs
Depreciation & amortization                     757             868
Advertising                                  45,448          41,967
Salaries & wages                             33,305           7,410
General & administrative expenses            37,333          56,485
Total Operating Costs                       116,843         106,730
Net Operating Income / (Loss)                 4,761         (20,115)
Other Income (Expenses)
Interest expense                               (547)         (1,046)
Total Other Income (Expenses)                  (547)         (1,046)
NET INCOME (LOSS)                      $      4,214    $    (21,161)
BASIC EARNING (LOSS) PER SHARE         $       0.00    $      (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000

                            CAL-ALTA AUTO GLASS, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                               As of June 30, 2005

                                            Common          Common
                                            Shares          Stock
                                                            Amount
Balance, December 31, 2002                 8,500,000   $    8,500

Common stock issued on November 25,
2003 for recapitalization                  2,095,000        2,095

Foreign currency translation adjustment

Operating loss December 31, 2003

Balance, December 31, 2003                10,595,000       10,595

Foreign currency translation adjustment

Operating income December 31, 2004

Balance, December 31, 2004                10,595,000       10,595

Foreign currency translation adjustment

Operating income June 30, 2005

Balance, June 30, 2005                    10,595,000   $   10,595











                                          Additional    Retained        Total
                                           Paid-In      Earnings
                                          Capital       (Deficit)
Balance, December 31, 2002                 $(8,300)    $ 178,805      179,005

Common stock issued on November 25,
2003 for recapitalization                         -

Foreign currency translation adjustment           -            -       (8,079)

Operating loss December 31, 2003                  -     (102,719)    (102,719)

Balance, December 31, 2003                  (10,395)      76,086       68,207

Foreign currency translation adjustment           -            -        9,891

Operating income December 31, 2004                -       16,369       16,369

Balance, December 31, 2004                  (10,395)      92,455       94,467

Foreign currency translation adjustment           -            -       (2,138)

Operating income June 30, 2005                    -      (43,241)     (43,241)

Balance, June 30, 2005                    $ (10,395)   $  49,214    $  49,088

                CAL-ALTA AUTO GLASS, INC.
           Consolidated Statements of Cash Flows

                                                   Six Months     Six Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                     2005           2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $    (43,241) $  (59,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense                    1,441        1,763
Change in assets and liabilities
(Increase) decrease in accounts receivable           (24,408)     (11,110)
(Increase) decrease in notes receivable                  166          308
(Increase) decrease in inventory                          24          449
(Increase) decrease in prepaid expenses                  100          187
(Increase) decrease in investments                        97          178
(Increase) decrease in other assets                       14           26
(Increase) decrease in provision
for earned discounts                                   8,785       20,225
Increase (decrease) in
accounts payable                                      21,070      (76,896)
Increase (decrease) in accounts
payable - (a related party)                           46,086      102,351
Increase (decrease) in bank overdraft                 (4,594)      11,465
Increase (decrease) in taxes payable                   2,341       (5,281)
Net cash provided (used) by operating activities       7,881      (15,968)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities           -            -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable - related party        (6,255)       6,201
Net cash provided (used) by financing activities      (6,255)       6,201
Effect of exchange rate changes on cash               (1,626)       9,767
Net increase (decrease) in cash                            -            -
Cash at beginning of period                                -
Cash at end of period                                 $    -       $    -
Supplemental cash flows disclosures:
Cash paid during year for interest                 $   1,380    $   1,504
Cash paid during year for income taxes              $      -     $      -







                                              Three Months       Three Months
                                                Ended              Ended
                                               June 30,           June 30,
                                                2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  4,214    $(21,161)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense                     757         868
Change in assets and liabilities
(Increase) decrease in accounts receivable          (32,853)      7,332
(Increase) decrease in notes receivable                  79          87
(Increase) decrease in inventory                         11          99
(Increase) decrease in prepaid expenses                  47          54
(Increase) decrease in investments                       46          51
(Increase) decrease in other assets                       7           7
(Increase) decrease in provision
for earned discounts                                 13,092      (2,781)
Increase (decrease) in
accounts payable                                      4,795      12,653
Increase (decrease) in accounts
payable - (a related party)                          17,838      (3,225)
Increase (decrease) in bank overdraft               (11,635)      7,761
Increase (decrease) in taxes payable                  3,898      (2,593)
Net cash provided (used) by operating activities        296        (848)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities          -           -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable - related party       (2,860)     (2,296)
Net cash provided (used) by financing activities     (2,860)     (2,296)
Effect of exchange rate changes on cash               2,564       3,144
Net increase (decrease) in cash                           -           -
Cash at beginning of period                               -           -
Cash at end of period                              $      -     $     -
Supplemental cash flows disclosures:
Cash paid during year for interest                 $    547    $    671
Cash paid during year for income taxes             $      -     $     -

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


In late 1997, Cal Alta Auto Glass, Ltd. divested of all of its auto glass operating assets to Pro Glass Technologies, Inc., a Calgary, Alberta company with common ownership. Pro Glass Technologies traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, Pro Glass was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass Technologies, Inc., private again, while merging the parent company with another entity that could provide value to its shareholders.


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

The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stems from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation. If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of June 30, 2005, the bank overdraft position was $25,922 (US Dollars).


There are seasonal impacts on the Company's operation; however, the timing of the impact is hard to pin down but it has to due with the amount of snowfall the Calgary area receives. The more snowfall received in the area, the more rock and gravel that is applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road. Customers typically wait until after the snow season to repair their windshield damage. The customers normally don't have the windshield repaired during snow season due to the rock and gravel that is applied to the roads due to the increased risk of damaging the windshield again. This affects accounts receivable due to many people having their auto glass repair being paid by their insurance company, while the customer is responsible for the deductible. The company after providing the services must wait for processing and payment by the insurance companies.




Results of Operations

It should be noted that when comparing results of operations the difference between the annual currency exchange rates between the US and Canadian dollar. The strengthening of the Canadian dollar relative to the US Dollar has caused the expenses such as advertising and administrative costs to appear to have decreased on a comparable basis in US dollars, when in fact in Canadian dollars the amount is very similar.


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

$43,241 compared to a net loss of $59,633 for the same period of 2004. Administrative expenses decreased by approximately $17,286 for the first six months of 2005 compared to the same period of 2004. Driving the decrease in general and administrative expenses was an approximate decrease of $5,000 in automotive expenses and an approximate decrease of $5,300 in office supplies. However, salaries and wages increased $23,175, when comparing the first six months of 2005, to the same period the year before. Driving this increase is predominately raises and seasonality. Advertising expenses also increased by approximately $10,700 for the first six months of the year, due to increased advertising . The major factor contributing to the decreased net loss was the Company had higher revenues and a higher gross profit. The higher gross profit is due to the increase in discounts on the glass products the Company purchases from a related party.


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


        Dated: December 5, 2005

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