Form 10QSB/A
period 2005-09-30
Cal Alta Auto Glass Inc
filed 2005-12-05
CIK 1321724

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


           Class                      Outstanding as of September 30, 2005
Common Stock, $0.001                              10,595,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                 Page

Item 1.     Consolidated Financial Statements                             1-2

                Consolidated Balance Sheets September 30, 2005
                And December 31, 2004                                     3

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2005 and 2004                          4

               Consolidated Statements of Stockholders Equity             5

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2005 and 2004                          6

               Notes to Consolidated Financial Statements                 7

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      9

Item 3.     Controls and Procedures                                       11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                           12

Item 4.     Submission of Matter to be a Vote of Securities Holders      12

Item 5.     Other Information on Form 8-K                                12

Item 6.     Exhibits and Reports on 8K                                   12

                Signatures                                               S-1
                                       ii

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


/S/: Armando C. Ibarra
----------------------
ARMANDO C. IBARRA, C.P.A. - APC

August 9, 2005
Chula Vista, California

                            CAL ALTA AUTO GLASS, LTD
                                 Balance Sheet

                                                         As of          As of
                                                    September 30,   December 31,
                                                         2005          2004
                                                                      (revised)
ASSETS
Current Assets
Cash                                                      $       -       $  -
Accounts receivable                                             90,044   32,256
Inventory                                                        1,280    1,245
Loan receivables                                                 8,853    8,607
Earned discounts receivable - (a related party)                  6,318   10,458
Prepaid expenses                                                 5,354    5,206
Total Current Assets                                           111,849   57,772
Net Property & Equipment                                        12,692   14,555
Other Assets
Investment in other companies                                    5,123    4,980
Loan receivable - (a related party)                            263,911  233,935
Deposit                                                            756      734
Total Other Assets                                             269,790  239,649
TOTAL ASSETS                                                 $ 394,331$ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                             $  51,057$  41,408
Accounts payable - (a related party)                           232,966  137,804
Bank overdraft                                                   8,838   30,539
GST payable                                                     10,066    7,758
Total Current Liabilities                                      302,927  217,509
Stockholders' Equity
Common stock, ($0.001 par value, 25,000,000 shares
authorized; 10,595,000 shares issued and outstanding as of
September 30, 2005 and December 31, 2004.)                      10,595   10,595
Paid-in capital                                                (10,395 (10,395)
Retained earnings                                               86,957   92,455
Foreign currency translation adjustment                          4,247    1,812
Total Stockholders' Equity                                      91,404   94,467
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                       $ 394,331$ 311,976

                            CAL ALTA AUTO GLASS, LTD
                            Statements of Operations

                                    Nine Months        Nine Months
                                      Ended              Ended
                                   September 30,      September 30,
                                       2005               2004

                               ----------------   ----------------


Revenues

Income                                 $    629,567    $    650,496

                                   --------------------------------

Total Revenues                              629,567         650,496


Costs of Sales
Glass & moldings - (a related party)        293,514         290,989
Sub. contractors                             25,291          27,298

                                   --------------------------------

Total Costs of Sales                        318,805         318,287

                                   --------------------------------

Gross Profit                                310,762         332,209

Operating Costs
Depreciation & amortization                   2,181           2,662
Advertising                                 122,012         122,926
Salaries & wages                             85,843          63,155
General & administrative expenses           104,295         137,867

                                   --------------------------------

Total Operating Costs                       314,331         326,610

Net Operating Income / (Loss)                (3,569)          5,599

Other Income (Expenses)
Interest expense                             (1,929)         (2,278)

                                   --------------------------------

Total Other Income (Expenses)                (1,929)         (2,278)

                                   --------------------------------

NET INCOME (LOSS)                      $     (5,498)   $      3,321

                                   ================================


BASIC EARNING (LOSS) PER SHARE         $      (0.00)   $       0.00

                                   ================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000






                                   Three Months       Three Months
                                       Ended             Ended
                                   September 30,     September 30,
                                       2005               2004
                                ----------------   ---------------


Revenues

Income                                 $    282,675    $    335,162

                                   ---------------- ---------------

Total Revenues                              282,675         335,162


Costs of Sales
Glass & moldings - (a related party)        126,228         125,538
Sub. contractors                              8,748           8,969

                                   ---------------- ---------------

Total Costs of Sales                        134,976         134,507

                                   ---------------- ---------------

Gross Profit                                147,699         200,655

Operating Costs
Depreciation & amortization                     739             899
Advertising                                  36,254          48,016
Salaries & wages                             33,528          33,930
General & administrative expenses            37,451          54,082

                                   ---------------- ---------------

Total Operating Costs                       107,972         136,927

Net Operating Income / (Loss)                39,727          63,728

Other Income (Expenses)
Interest expense                               (563)           (774)

                                   ---------------- ---------------

Total Other Income (Expenses)                  (563)           (774)

                                   ---------------- ---------------

NET INCOME (LOSS)                      $     39,164    $     62,954

                                   ================ ===============


BASIC EARNING (LOSS) PER SHARE         $       0.00    $       0.01

                                   ================ ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000

                           CAL ALTA AUTO GLASS, LTD.
                  Statement of Changes in Stockholder's Equity
                            As of September 30, 2004



                                                        Common           Common
                                                        Shares           Stock
                                                                         Amount


Balance, December 31, 2002                            8,500,000          $ 8,500

Common stock issued on November 25,
  2003 for recapitalization                           2,095,000            2,095

Foreign currency translation adjustment

Operating loss December 31, 2003


Balance, December 31, 2003                           10,595,000           10,595


Foreign currency translation adjustment

Operating income December 31, 2004


Balance, December 31, 2004                           10,595,000           10,595



Foreign currency translation adjustment

Operating income September 30, 2005


Balance, September 30, 2005                          10,595,000         $ 10,595






                                         Additional      Retained       Total
                                          Paid-In        Earnings
                                          Capital       (Deficit)


Balance, December 31, 2002                $  (8,300)   $ 178,805      179,005

Common stock issued on November 25,
2003 for recapitalization                    (2,095)           -            -

Foreign currency translation adjustment           -            -       (8,079)

Operating loss December 31, 2003                  -     (102,719)    (102,719)


Balance, December 31, 2003                  (10,395)      76,086       68,207


Foreign currency translation adjustment           -            -        9,891

Operating income December 31, 2004                -       16,369       16,369


Balance, December 31, 2004                  (10,395)      92,455       94,467



Foreign currency translation adjustment           -            -        2,435

Operating income September 30, 2005               -       (5,498)      (5,498)


Balance, September 30, 2005               $ (10,395)   $  86,957    $  91,404

                           CAL ALTA AUTO GLASS, LTD.
                             Statement of Cash Flow

                                      Nine Months    Nine Months
                                        Ended          Ended
                                     September 30,  September 30,
                                         2005          2004




CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                   $    (5,498)  $    3,321
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation &
amortization expense                       2,218       1,763

Change in assets and liabilities
(Increase) decrease in
accounts receivable                      (55,278)    (30,137)
(Increase) decrease in
notes receivable                            (235)       (149)
(Increase) decrease in
inventory                                    (33)     10,019
(Increase) decrease in
prepaid expenses                            (142)        (90)
(Increase) decrease in
investments                                 (137)        (87)
(Increase) decrease in
other assets                                 (21)        (13)
(Increase) decrease in
provision for earned discounts             3,960      14,253
Increase (decrease) in
accounts payable                           9,230      73,959
Increase (decrease) in
accounts payable - (a related party)      91,029     (94,014)
Increase (decrease) in
bank overdraft                           (20,759)     34,118
Increase (decrease) in
taxes payable                              2,207      (3,300)

                                          ------------------------------

Net cash provided (used)
by operating activities                   26,541       9,643

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
by investing activities                        -           -

CASH FLOWS FROM FINANCING ACTIVITIES

Notes receivable - related party         (28,674)    (21,029)

                                          ------------------------------

Net cash provided (used)
by financing activities                  (28,674)    (21,029)

Effect of exchange rate
changes on cash                            2,133      11,386

                                          ------------------------------

Net increase (decrease) in cash                -           -

Cash at beginning of period                    -           -

                                          ------------------------------

Cash at end of period                      $   -         $   -

                                          ==============================

Supplemental cash flows disclosures:

Cash paid during year
for interest                            $  1,929    $  2,278
Cash paid during year
for income taxes                        $   -       $    -

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


   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation. If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of September 30, 2005, the bank overdraft position was $8,838 (US Dollars).

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


   For the three months ending September 30, 2005, the Company had net income of

$39,614 compared to a net income of $62,954 for the same period of 2004. Advertising expenses decreased $11,762 for the third quarter of 2005 compared to the same period of 2004 and administrative expenses also decreased by $16,631. The advertising costs were lower due to decreased distribution which management had anticipated. However, on a nine month basis advertising is comparable from year to year. Contributing to the decrease in operating expenses was approximate decreases of $2,300 in automotive expenses, $1,500 in insurance expense and $2,000 in office supplies. Other than these decreases operating expenses were very comparable with the same period of the year before. Management attributes the decrease in Administrative costs to seasonality. Due to heavy rain in the Calgary area this quarter, the shops were not as busy, therefore, incurring lower costs.

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

   For the nine months ending September 30, 2005, the Company had a net loss of

$5,497 compared to net income of $3,321 for the same period of 2004. Administrative expenses decreased by approximately $33,500 for the first nine months of 2005 compared to the same period of 2004. Contributing to the nine month administrative expense decrease was approximate decreases of $7,340 in automotive related expenses, $3,778 in insurance expense, and $8,100 in office supplies. However, salaries and wages increased $22,688, when comparing the first nine months of 2005, to the same period the year before. This increase is
predominately caused by salary increases and the currency exchange rate difference for comparison purposes. The major factor contributing to the net loss was the Company had higher costs of sales, as a percentage of sales. The higher cost of sales is related to the pricing wars in the Calgary area. Also, contributing to these differences has been the strengthening of the Canadian dollar to the US dollar.


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