Form 10KSB
period 2005-12-31
Cal Alta Auto Glass Inc
filed 2006-03-30
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2005
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                        Commission File Number: 000-51227

                            CAL ALTA AUTO GLASS, INC.
                 (Name of small business issuer in its charter)

       NEVADA                                            88-0448809
   (States of other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

          # 8 3927 Edmonton Trail N.E., Calgary, Alberta Canada T2E6T1
               (Address of principal executive offices) (Zip Code)

                     Issuers telephone number (403) 291-7020

        Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    x YES NO
   Indicate by check mark if disclosure of delinquent filers pursuant to Item
       405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    x YES NO

At March 26, 2006, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be $ 0.


Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                    10,595,000 Shares Outstanding
$0.001 par value                                    as of December 31, 2005

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $822,854.

                            CAL ALTA AUTO GLASS, INC.
                                TABLE OF CONTENTS


                                   PART I                                 Page

Item 1.          Description of Business                                  2
Item 2.          Description of Property                                  6
Item 3.          Legal Proceedings                                        6
Item 4.          Submission of Matter to a Vote of Security Holders       6


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters  6
Item 6.          Managements Discussion and Analysis or Plan of Operation  9
Item 7.          Financial Statements                                      16
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   32
Item 8a.        Controls and Procedures                                    32

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act     32
Item 10.         Executive Compensation                                    34
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                            35
Item 12.        Certain Relationships and Related Transactions             36
Item 13.        Exhibits and Reports on Form 8-K                           38
Item 14.        Accountants                                                38


SIGNATURES                                                                 S-1

ITEM     1.       Description of Business

     Cal Alta Auto Glass, Inc., (the Company) formerly International Sports Marketing Group, Inc., was incorporated October 14, 1999. It had been incorporated to originally market a specialized piece of sporting equipment named the "sports stick". However due to insufficient funding this was not possible.

     Cal Alta Auto Glass, Ltd., of Canada was incorporated October 9, 1986, under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry. In late 1997, Cal Alta Auto Glass divested of all of its auto glass operating assets to Pro Glass Technologies, Inc., a Calgary, Alberta Company with common ownership.

     Pro Glass Technologies traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, the Company was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass Technologies, Inc., private again, while merging the parent company with another entity that could provide value to its shareholders.

     Therefore, on September 10, 2002, Pro Glass Technologies, Inc. entered into an Agreement and Plan of Reorganization by and between Pro Glass Technologies, Inc., and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass Technologies, Inc., acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass Technologies, Inc. As part of the transaction, Pro Glass Technologies, Inc., filed Articles of Merger changing its name to "MicroSignal Corporation". Also, as part of the merger Pro Glass Technologies, Inc., agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock which was owned by Mr. Aiello. Pro Glass Technologies, Inc. entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the MicroSignal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, upon completion of the repurchase of the auto glass assets immediately transferred the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a family owned Calgary, Alberta Corporation where they have been operating since.


   The assets acquired in the transaction were cash of $ 8,101, accounts receivable of $86,604, inventory of $9,598, provision for future rebates $10,997 deposits & prepaid expenses of $6,084, investments in other companies of $6,000 and automotive & shop equipment $34,961.

  The liabilities acquired in the transaction were accounts payable $219,080 and long-term debt $15,160. Liabilities exceed assets by $71,895, which would account for the purchase price paid by Cal Alta Auto Glass, Ltd., using the historical costs of the items acquired.

    On November 25, 2003 the Cal Alta Auto Glass, Ltd., entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended. Whereas, International Sports Marketing Group, Inc. acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for 8,500,000 shares of authorized but un-issued common stock. International Sports Marketing Group, Inc. changed its name to Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, ltd. (Canadian Co.), is the predecessor due to a reverse merger. Cal Alta Auto Glass, Inc., is a holding company.

     Due to the reverse merger, Cal Alta Auto Glass, Ltd., became a subsidiary company of Cal Alta Auto Glass, Inc. The underlying reason for the merger was the belief that company gain "public" status in the US, in order to obtain the ability to conduct secondary financing to implement the full business plan of Cal Alta Auto Glass, Inc.

     Cal Alta Auto Glass, Ltd., sells and installs auto glass products through two Calgary based outlets. Cal Alta Auto Glass, Ltd., replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass or non-auto related applications, such as furniture, mirrors, greenhouses, etc.

     The Company is not dependent on one or a few major clients or referrers.

     The operating subsidiary Cal Alta Auto Glass, Ltd., a Canadian corporation, will comply with Canadian and Alberta regulations. Cal Alta Auto Glass, Inc. of Nevada will be the consolidated parent holding company of the Canadian subsidiary and will comply with US regulations. If Cal Alta Auto Glass, Inc. begins operations of glass shops in the US, the glass shops will operate in accordance with the appropriate US laws as a subsidiary of Cal Alta Auto Glass, Inc.

     Cal Alta Auto Glass, Ltd., operates from two Calgary, Alberta locations. Approximately 40% of annual sales are paid by customers' auto insurance policies with the balance being non- insurance related transactions.

     It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass, a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own.

Reports to Shareholders

      Cal Alta Auto Glass, Inc. is a reporting company as defined by the Securities Exchange Act. The Company's registration statement became effective on or about May

27, 2005. Therefore, the Company is subject to the information and reporting requirements of that act and we will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Following completion of this registration statement, we will furnish our shareholders with annual reports at their request, containing audited financial information for each fiscal year and will file quarterly reports for the first three quarters of each fiscal year containing un-audited summary financial information with the Securities and Exchange Commission. Our fiscal year ends on December 31.

Subsidiary

     Cal Alta Auto Glass, Ltd., 100% owned: operates two current locations. A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NW., Calgary, Alberta T2E6T1, has been open since 1986. Also, a 5,000 square foot shop is located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5 has been open since 1991. Cal Alta Auto Glass, Ltd., markets, installs, replaces, and repairs windshields for all types of automobiles. The Company also deals with other types of auto glass and flat glass for non-auto related applications.

Probable Governmental Regulations on the Business

     The Company does not need any government approval for its principal products or services. Furthermore, the Company is not aware of any existing or probable governmental regulations that will have an affect on its operations.

Market

     Annual sales for the auto glass market in 2004, in the US is $2,801,000,000 according to zapdata.com. It has been estimated that the market for auto glass in Canada is about ten percent of the US market.

     According to the National Glass Association windshield repairs should be very good or even at a record pace this year. Also according to the National Glass Association, windshield replacement will be flat in the upcoming year. In the opinion of management Cal Alta Auto Glass should follow the trend of increased sales from replacing windshields, while a flat year for providing windshield repairs.

Marketing

     Cal Alta Auto Glass Technologies, Inc., targets its clients traditionally through print media. The standard methods of advertising include direct mail flyers and the yellow pages. Currently, the decisions pertaining to where, and how the Company spends on advertising is performed by Frank Aiello, the Company's President.

Competition

     Management considers industry statistics to be consistent when comparing the US and Canada. Even though the US market is bigger it is the experience of management that the trends experienced by the auto glass industry in both countries to be parallel. According to zapdata.com, the US market of auto glass installation shops is dominated by shops with less than 10 employees. Cal Alta Auto Glass, Inc. falls in this category and we consider this segment to be our competition. In excess of 85% of the auto glass operations are ma/pa type, with less than 10 employees. For our purposes Ma/pa type is also defined as auto glass operations that operate 5 or less shops and are not affiliated with larger chains. The industry has not changed significantly in applications and service over the last 25 years with the installation of auto glass techniques remaining the same.

     The Company has heavy competition in the Calgary, Alberta area. In the metropolitan Calgary area it is estimated that there are approximately 109 auto glass shops. The main Calgary competition is Crystal Glass, with 7 shops, Speedy Glass, with 5 shops, and Apple Glass, with 3 shops. The rest of the market is segregated into Company's owning only 1 or 2 shops in the greater Calgary, Alberta area.

     Management believes the Company has a good competitive position in the Calgary area. This is mostly due to the fact the Company has an exclusive right to be the only auto glass company in the direct mailers, that reach customers in the greater Calgary, Alberta area.

Research and Development

     The Company has not allocated funds for conducting research and development.

Raw Materials

     The Company does not use any raw materials. All of the products the Company sells are manufactured by others.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

     The Company does not have any Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

Employees

     Presently, the Company has 8 employees. This consists of 6 full time and 2 part time employees. All the employees spend 100% of their time working for Cal Alta Auto Glass, Ltd. Management intends to hire additional employees in the United States and Canada only as needed and as funds are available. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Cautionary Statement

     This Registration Statement contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product.

Item 2.  Description of Property

     The Company has a resident agent office at 6565 Spencer Street, Las Vegas, NV 89119, Las Vegas, Nevada.

     A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta, T2E6T1 and is rented at approximately $1,700 (US) per month from an unrelated party on a five year lease that expires in May of 2007. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5 and is rented at approximately $2,665 (US) per month from an unrelated party on a five year lease that expires in December of 2006.

    In the opinion of management, the above rented shops are in excellent rental condition and adequately insured

Item 3.  Legal Proceedings

       The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.


Item 4.  Submission of Matters to Vote of Security Holders

         There were no matters voted on this year by the shareholders.

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

        The Company's shares have never traded, and there exists no public trading market for the shares. The Company has approximately thirty-one (31) shareholders, including officers, directors, and control persons, The Company has never paid a dividend, nor does it intent to do so in the foreseeable future. There are no restrictions on the power of the Board of Directors to declare and pay dividends.

     No securities are currently being offered for sale, nor are there outstanding any options, rights, warrants to purchase, or securities convertible into, the common equity of the Registrant.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the d that used in Rule 3a51-1 of the Exchange Act.

     The Securities and Exchange Commission (the commission) generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exception. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

     As of December 31, 2005, there were approximately 31 holders respectfully of record of the Company's Common Stock. Because the Company does not presently trade, no trading history is presented herein.

    Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions, which have occurred in the last three years.

    In November 2003, 8,500,000 shares of common stock of International Sports Marketing Group, Inc., (the former name of the Company, in conjunction with the merger on November 25, 2003, it was agreed that the Company would change its name to Cal Alta Auto Glass, Inc.) were issued for the re-capitalization in exchange for all the issued and outstanding shares of Cal Alta Auto Glass, Ltd., of Canada. The shares were issued as follows, Frank Aiello 7,000,000, Denise Aiello 1,000,000, Mason Graf 250,000 and Jessie Graf 250,000. These certificates bear a restrictive 144 legend.

     As of December 31, 2005, the Company has a total of 10,595,00 shares of common stock outstanding.

Description of Securities

The Company is authorized to issue 25,000,000 shares of Common Stock, par value $.001 per share, of which 10,595,000 shares were issued and outstanding as of December 31, 2004 and 2005 respectively.

     All shares of Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. All shares of Common Stock entitle the holder thereof to (i) one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (ii) to participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and (iii) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders of the Company have no preemptive rights to acquire additional shares of Common Stock or any other securities. The Common Stock is not subject to redemption and carries no subscription or conversion rights. All outstanding shares of Common Stock are fully paid and non-assessable. There are no provisions in Cal Alta Auto Glass, Inc.'s, charter or bylaws that would prevent, delay or defer a change in control.

     No common stock has been proposed to be offered publicly by the Company.

Of the Company's total shares outstanding 2,345,000 shares may be sold, transferred or otherwise traded in the public market, should one develop, unless held by an affiliate or controlling shareholder of the Company. Of these 2,345,000 shares, the Company has identified no shares a being held by affiliates of the Company.

     Of the 8,250,000 restricted common shares 8,250,000 shares considered restricted securities are held presently by affiliates and/or controlling shareholders of the Company. These shares may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an affiliate of the Company (as the term affiliate is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or
(ii) 1% of the shares then outstanding. A person who is not deemed to be an affiliate of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for a least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

     Generally, the shares of restricted stock may not be sold or otherwise transferred unless first registered under the Act or unless there is an appropriate exemption from registration available.

Dividend Policy

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.


Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Company's results of operations as of the years ended December 31, 2005 and 2004. The Company consolidates the operations of Cal Alta Autoglass, LTD.

Results of Operations

    For the year ended December 31, 2005, the Company had sales of $822,854 compared to $842,809 for the same period ended December 31, 2004, with a net loss of $69,605 compared with to net income of $16,369, for the same period respectively. The $19,955 decrease in revenues for year 2005 compared to 2004, can be attributed largely to the difference in the exchange rate of Canadian to US dollars for the respective periods of the income statements. In Canadian dollars, the Company had revenues of $995,653 for the year ended December 31, 2005 compared to revenues of $1,095,651 for the year ended December 31, 2004. However, due to decreasing exchange rates from 1.30 for the year ended December 31, 2004 to 1.21 for the year ended December 31, 2005, there was a decrease in revenues of $$24,988 due to this exchange rate difference when comparing the two years at the 2005 annual rate. Cost of goods sold increased as a percentage of sales by approximately 6%. Management attributes the increase in glass and moldings to pricing increases from auto glass and supplies manufacturers. Also, contributing to the net loss was an $5,096 increase in advertising costs when comparing 2005 to 2004. General and administrative expenses were up approximately $12,932 as the Company incurred additional costs due to attempting become a publicly traded company. There was an approximate $20,000 increase in wages and employee benefits. This can be attributed to employee raises and Mr. Aiello, receiving compensation from the Company of $12,386, which he did not receive in 2004.


                            Income Statement Summary
                                   December 31

                                                     2005                  2004

Revenues                                           $ 822,854          $ 842,809

Total Operating Costs                                890,196            823,721

Net Operating Income                                 (67,342)            19,088

Other Income / (Expense)                              (2,236)            (2,719)

Net Income / (Loss)                                  (69,605)            16,369

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of the Company.

Quarterly Trends

     The auto glass industry in cold climates is very cyclical. Business volume approximately doubles in the spring and summer compared to fall and winter. Consumers tend to put off repairing cracks and chips that occurred in the icy conditions of winter when gravel is applied to roadways. The more snowfall received in the area, the more rock and gravel that is applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road. Customers typically wait until after the snow season to repair their windshield damage. The customers normally don't have the windshield repaired during snow season due to the risk of damage again from gravel on the roadways.

    The Company is not aware of any other trends, uncertainties, or events that have affected or will affect the Company's operations.

    The Company is not aware of any significant elements of income or loss that do not arise from continuing operations.

     There are no expected significant changes in the amount of employees.

     There are no planned material commitments for any capital expenditures.

Liquidity and Capital Resources

   As of December 31, 2005, in liquid assets the Company has ($44,350) in cash and $97,410 in accounts and loans receivable. This is compared with ($30,539) in cash and $285,256 in accounts and loans receivable as of December 31, 2004. It should be noted that included in the accounts and loans receivable amount for December 31, 2004, is $233,935, which was due from FAA Enterprises (see related party note). This balance is $21,813 as of year-end 2005. The difference in this note was offset to a payable of the Company to Westcan Autoglass Supplies, Inc., (see related party note).

    The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

          For the year ended December 31, 2005 the Company used cash from operations in the amount of $206,675 compared to cash provided from operations of $22,551 for the same period the year before. Contributing to the decrease in cash provided from operations when comparing the last two years is that in 2005, the Company paid accounts payable to a related party by $132,603, while in the prior year this amount increased by $36,494. Also, contributing to the decrease in cash provided from operations when comparing the last two years is that in 2005, the Company increasing accounts receivable to of $10,123, while in the prior year accounts receivable decreased by $3,442. It should be noted that the Company's bank overdraft did increase $13,289, when comparing 2005 to 2004. Cash flows from investing activities were minimal. The Company used cash in financing activities to related parties. When comparing 2005 to 2004 the Company paid down $204,117 in notes to related parties compared to borrowing $37,581 in notes to related parties for the year ended December 31, 2004.

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


                                                Balance Sheet Summary

                                                     Dec 31               Dec 31
                                                       2005                2004

Total Current Assets                                     79,270           57,772

Property (net)                                           11,988           14,555

Total Assets                                            118,976          311,976

Current Liabilities                                      93,702          217,509

Total Liabilities                                        93,702          217,509

Total Stockholders Equity                                25,274           94,467

Total Liabilities and
Stockholders Equity                                     118,976          468,019

     The Company's current capital was provided by the founders of the Company from operations or through incurring debt. Management believes that the Company's cash requirement can be satisfied from current operations.

     In the event that outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements, the Company would consider private funding or the private placement of its securities and/or a private offering. Any outstanding funding will be procured by the parent holding company, Cal Alta Auto Glass, Inc., if the Company were to experience a substantial delay in its ability to secure public financing from the sale of its securities or from private lenders.

     All of the present lines offered by the Company have an established customer base. Management would consider additional products and services that would fit their customer profile, but are manufactured by others.

     The Company maintains a minimal inventory with a wholesale value of approximately $1,286. The Company operates on a Just In Time inventory system where parts are ordered on an as needed basis. Just In Time inventory systems are common in the auto glass industry. This is due to the fact that there are hundreds of different types of glass due to car manufactures, but also due to the ever changing body styles. A Just In Time inventory system does not affect the Company in any material aspect.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised, A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the variable interest entity must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on our financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

 In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to accounts receivable, bad debts and loans receivable. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Off Balance Sheet Disclosures

The Company is not party to any off balance sheet arrangements.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully market its services if and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements and Supplementary Data


                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors of
Cal Alta Auto Glass, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Cal Alta Auto Glass, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with US generally accepted accounting principles.


/s/ Armando C. Ibarra___
Armando C. Ibarra, CPA

Chula Vista, Ca.
March 3, 2006

                            CAL ALTA AUTOGLASS, LTD
                                 Balance Sheet
                                                        As of         As of
                                                      December 31, December 31,
                                                         2005          2004
ASSETS
Current Assets
Cash                                                $            $        -
Accounts receivable                                     42,776       32,256
Earned discounts receivable - (a related party)         26,072       10,458
Inventory                                                1,286        1,245
Loan receivables                                         6,749        8,607
Prepaid expenses                                         2,387        5,206
Total Current Assets                                    79,270       57,772
Net Property & Equipment                                11,988       14,555
Other Assets
Investment in other companies                            5,146        4,980
Loan receivable - (a related party)                     21,813      233,935
Deposit                                                    759          734
Total Other Assets                                      27,718      239,649
TOTAL ASSETS                                         $ 118,976    $ 311,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                     $  43,791    $  41,408
Accounts payable - (a related party)                         -      137,804
Bank overdraft                                          44,350       30,539
GST payable                                              5,561        7,758
Total Current Liabilities                               93,702      217,509
Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares
authorized; 10,595,000 shares issued and
outstanding as of December 31, 2005 and 2004)           10,595       10,595
Paid-in capital                                        (10,395)     (10,395)
Retained earnings (deficit)                             22,849       92,455
Foreign currency translation adjustment                  2,225        1,812
Total Stockholders' Equity                              25,274       94,467
TOTAL LIABILITIES
   & STOCKHOLDER                                     $ 118,976    $ 311,976

                             CAL ALTA AUTOGLASS, LTD
                             Statement of Operations


                                                Year Ended          Year Ended
                                                December 31         December 31
                                                   2005                 2004
Revenues

Income                                           $    822,854      $    842,809

                                           ------------------------------------

Total Revenues                                        822,854           842,809


Costs of Sales
Glass & moldings - (a related party)                  412,267           373,299
Sub. contractors                                       34,285            34,357

                                           ------------------------------------

Total Costs of Sales                                  446,552           407,656

                                           ------------------------------------

Gross Profit                                          376,302           435,153

Operating Costs
Depreciation & amortization                             2,936             3,437
Advertising                                           160,108           165,204
Salaries & wages                                      112,991            92,747
General & administrative expenses                     167,609           154,677

                                           ------------------------------------

Total Operating Costs                                 443,644           416,065

Net Operating Income / (Loss)                         (67,342)           19,088

Other Income (Expenses)
Interest expense                                       (2,263)           (2,719)

                                           ------------------------------------

Total Other Income (Expenses)                          (2,263)           (2,719)

                                           ------------------------------------

NET INCOME (LOSS)                                $    (69,605)     $     16,369

                                           ====================================


BASIC EARNING (LOSS) PER SHARE                   $      (0.01)     $       0.00

                                           ====================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          10,595,500        10,595,000

                                           ====================================

                            CAL ALTA AUTOGLASS, LTD
                  Statement of Changes in Stockholder's Equity
                            As of December 31, 2005





                                            Common       Common      Additional
                                            Shares        Stock         Paid
                                                         Amount      in Capital
--------------------------------------------------------------------------------

Balance, December 31, 2002                 8,500,000   $    8,500   $   (8,300)

November 25, 2003, common stock
issued for recapitalization                2,095,000        2,095       (2,095)

Foreign currency translation adjustment

Net loss for the year ended
December 31, 2003

 -------------------------------------------------------------------------------

Balance, December 31, 2003                10,595,000       10,595      (10,395)

 -------------------------------------------------------------------------------

Foreign currency translation adjustment

Net lncome for the year ended
December 31, 2004

  ------------------------------------------------------------------------------

Balance, December 31, 2004                10,595,000       10,595
 -------------------------------------------------------------------------------


Foreign currency translation adjustment

Net loss for the year ended
December 31, 2005

  ------------------------------------------------------------------------------

Balance, December 31, 2005                10,595,000   $   10,595   $  (10,395)






                                        Retained        Total
                                        Earnings
                                        (Deficit)l

                ---------------------------------------------------------------

Balance, December 31, 2002                $ 178,805      178,353

November 25, 2003, common stock
issued for recapitalization                       -            -

Foreign currency translation adjustment           -       (7,427)

Net loss for the year ended
December 31, 2003                          (102,719)    (102,719)

                ----------------------------------------------------------------

Balance, December 31, 2003                   76,086       68,207

                ---------------------------------------------------------------

Foreign currency translation adjustment           -        9,891

Net lncome for the year ended
December 31, 2004                            16,369       16,369

                ---------------------------------------------------------------

Balance, December 31, 2004                   92,455       94,467

                ---------------------------------------------------------------

Foreign currency translation adjustment           -          413

Net loss for the year ended
December 31, 2005                           (69,605)     (69,605)

               ----------------------------------------------------------------

Balance, December 31, 2005                $  22,850    $  25,275

                             CAL ALTA AUTOGLASS, LTD
                             Statement of Cash Flows




--------------------------------------------------------------------------------
                                        Year Ended    Year Ended
                                        December 31,  December 31,
                                          2005           2004




CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)
                                        $ (69,605)   $  16,369
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization expense
                                            2,936        3,437
Change in assets and liabilities
(Increase) decrease in
accounts receivable
                                          (10,123)       3,442
(Increase) decrease in
notes receivable
                                            1,788         (552)
(Increase) decrease in
inventory
                                              (40)       9,641
(Increase) decrease in
investment
                                             (160)        (320)
(Increase) decrease in
prepaid expenses
                                            2,713         (334)
(Increase) decrease in
other assets
                                              (24)         (47)
(Increase) decrease in
provision for earned
discounts                                 (15,025)      11,408
Increase (decrease) in
accounts payable
                                            2,293      (87,493)
Increase (decrease) in
bank overdraft
                                           13,289       30,539
Increase (decrease) in
taxes payable
                                           (2,114)         (33)
Increase (decrease) in
accounts payable (related
party)                                   (132,603)      36,494

                               -------------------------------

Net cash provided (used)
by operating activities
                                         (206,675)      22,551

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment
                                                -         (990)

                               -------------------------------

Net cash provided (used)
by investing activities
                                                -         (990)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes receivable

related party
                                          204,117      (37,581)

                               -------------------------------

Net cash provided (used) by
financing activities
                                          204,117      (37,581)

Effect of exchange rate
changes on cash
                                            2,558        4,613

                               -------------------------------

Net increase (decrease) in cash
                                                -      (11,407)

Cash at beginning of year
                                                -       11,407

                               -------------------------------

Cash at end of year
                             $            $                  -

                               ===============================

Supplemental cash flows disclosures:

Cash paid during year
for interest
                                        $   2,263    $   2,719
Cash paid during year
for income taxes
                             $            $                  -

                            CAL-ALTA AUTO GLASS, INC.
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2005







NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Cal Alta Auto Glass, Inc., (the Company) formerly International Sports Marketing Group, Inc., was incorporated October 14, 1999. Cal
Alta Auto Glass, Ltd., of Canada was incorporated under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry.

In late 1997, Cal Alta Auto Glass, Ltd. divested of all of its auto glass operating assets to Pro Glass Industries, Inc., a Calgary, Alberta company with common ownership. Pro Glass Technologies traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, Pro Glass was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass Technologies, Inc., private again, while merging the parent company with another entity that could provide value to its shareholders.

However, on September 10, 2002, Pro Glass Technologies, Inc. entered into an Agreement and Plan of Reorganization by and between the Company and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass Technologies, Inc., acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass Technologies, Inc. As part of the merger Pro Glass Technologies, Inc., agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock, which was owned by Mr. Aiello. Pro Glass Technologies, Inc. entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the Micro Signal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, upon completion of the repurchase of the auto glass assets immediately transferred the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a family owned Calgary, Alberta Corporation where they have been operating since.

The assets acquired in the transaction were cash of $8,101, accounts receivable of $86,604, inventory of $9,598, provision for future rebates $10,997 deposits & prepaid expenses of $6,084, investments in other companies of $6,000 and automotive & shop equipment $34,961.

The liabilities acquired in the transaction were accounts payable $219,080 and long-term debt $15,160. Liabilities exceed assets by $71,895, which would account for the purchase price paid by Cal Alta Auto Glass, Ltd., using the historical costs of the items acquired.

On November 25, 2003 the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended. Whereas, International Sports Marketing Group, Inc. acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for 8,500,000 shares of common stock. International Sports Marketing Group, Inc. changed its name to Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, Ltd.
(Canadian Co.), is the predecessor  due to a reverse merger.  Cal Alta Auto
 Glass,  Inc.,is a holding company.

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

The operating subsidiary will comply with Canadian and Alberta regulations. Cal Alta Auto Glass, Inc. of Nevada will be the consolidated parent holding company of the Canadian subsidiary and will comply with US regulations. If Cal Alta Auto Glass, Inc. begins operations of glass shops in the US; the glass shops will operate in accordance with the appropriate US laws as a subsidiary of Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, Ltd., operates from two Calgary, Alberta locations. Approximately 40% of annual sales are paid by customers' auto insurance policies with the balance being non-insurance related transactions.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles.

b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.  Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with maturity of three months or less to be cash equivalents.

d.  Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

e. Commitments and Contingencies

The Company does not have any commitments or contingencies.

f.  Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Company's inventory is very consistent and not material. As of December 31, 2005 and 2004 the Company had inventory of $1,286 and $1,245, respectively.

g.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

h.  Property and Equipment/ Depreciation

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the year ended December 31, 2005 and 2004 was $2,936 and $3,437, respectively.

i.  Revenue Recognition

The Company recognizes revenue from windshield repairs and replacements at the date the customer's job is completed.

The Company recognizes revenue from windshield repairs and replacements when the following conditions exist:

o Persuasive evidence of an arrangement exists between a customer and the Company (a written and accepted estimate). o Delivery has occurred or services have been rendered, (job or services for customer(s) and been completed and accepted). o The Companies price to the customer is fixed or determinable (and accepted).
o        Collect ability is reasonably assured.

For customers paying via cash or charge, the four criteria above are satisfied via the customer signing an estimate, the Company providing the services, (usually the same day) and the Company receiving payment before releasing the vehicle.

However, for customers who are having their windshields and repair work being covered via insurance it adds additional steps for the Company to be able to recognize revenue. The shop must communicate with the customers insurance company to determine the rate at which the insurance company will reimburse the Company for these repairs. After the repair work the Company must submit the appropriate paperwork for collection from the insurance companies. Collectibility is reasonably assured due to initially working out the payment terms as described above, before rendering services. The Company does not recognize an allowance on these insurance receivables to do non-collection being very rare.

j.   Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Income tax returns are reported to Canada and United States as required by regulated agencies.

k. Earned Discounts Receivable

Earned discounts receivable represent amounts due back to the Company from its suppliers for discounts earned from purchasing certain quantities of inventory in a year. As of December 31, 2005, the Company is owed $26,072 in earned discounts from Westcan Auto Glass, Inc. (a related party - see note 8).

l. GST Payable

GST payable represents sales taxes that are owed by the Canadian operations to the local governments. As of December 31, 2005, the Company owes $5,561 in GST payable.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The adoption of this Statement did not have any immediate material impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The adoption of this Statement did not have any immediate material impact on the Company.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this Statement did not have any immediate material impact on the Company.

NOTE 3.   ACCOUNTS RECEIVABLE-TRADE

Accounts receivable-trade consists of the following:

                                          December 31, 2005   December 31, 2004

Accounts receivable                                      $42,776         $32,256
Allowance for doubtful accounts                                0               0
                                     -------------------------------------------
Total                                                    $42,776         $32,256
                                     ===========================================

Management considers accounts receivable as of December 31, 2005 to be fully collectible.

NOTE 4.  OPERATING LEASES

The Company leases two locations under an operating lease that expires on December 1, 2006 and April 30, 2007. Rent expense for the year ended December 31, 2005 and 2004 were $56,127 and $60,986, respectively. The Company also leases a vehicle under a operating lease that expires in July 2008. Lease expenses for the vehicle for the year ended December 31, 2005 and 2004 and were $6,312 and $5,736, respectively. At December 31, 2005, minimum annual rental commitments under the property non-cancelable lease were as follows:


                             Period Ending
                                 2005                  $ 69,064
                                 2006                  $ 69,064
                                 2007                  $ 24,732


NOTE 5.  PROPERTY & EQUIPMENT

Components of property and equipment include the following as of:

                                          December 31, 2005    December 31, 2004

Office Equipment                                      $ 24,014         $ 23,240
Automobile                                                 969              938
                                    -------------------------------------------
                                    -------------------------------------------
Total Office Equip. & Automobile                        24,983           24,178
Accumulated Depreciation                               (12,995)          (9,623)
                                    -------------------------------------------
                                                     --------------------------
Net Property and Equipment                            $ 11,988         $ 14,555
                                    ===========================================


NOTE 6.  INVESTMENT IN OTHER COMPANIES

The investment in other companies represents 15,000 shares of common stock in Triad industries, Inc. Triad Industries, Inc., trades on the OTC-BB under the symbol "TDII". The investment is recorded at its historical cost.

NOTE 7.  INCOME TAXES

Net operating losses expire twenty years from the date the loss was incurred for US tax purposes. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.

At December 31, 2005 the Company has no operating and capital losses carryfoward for US tax purposes.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

However, at December 31, 2005, the Company has operating and capital losses carryfoward for Canadian tax purposes, through its subsidiary Cal Alta Auto Glass, LTD. The tax benefits resulting for the purposes have been estimated as follows:

                                                              December 31, 2005


Beg. Retained Earnings                                                 $ 92,455
Net Income for Year ended 12/31/05                                      (69,605)
                                                                     ----------
Ending Retained Earnings                                               $ 22,850

Gross income tax benefit                                               $  3,428
Valuation allowance                                                           -

                                                      -------------------------
Net income tax benefit                                                 $  3,428
                                                                ===============

The net operating loss expires ten years from the date the loss was incurred for Canadian tax purposes. Income tax returns are reported to Canada and United States as required by the regulatory agencies.

NOTE 8.  RELATED PARTY TRANSACTIONS

On September 10, 2002, Pro Glass Technologies, Inc., (Frank Aiello, the Company's president was a controlling shareholder) entered into an Agreement and Plan of Reorganization by and between the Company and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass Technologies, Inc., acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass Technologies, Inc. As part of the transaction, Pro Glass Technologies, Inc., filed Articles of Merger changing its name to "MicroSignal Corporation". Also, as part of the merger Pro Glass Technologies, Inc., agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock, which was owned by Mr. Aiello. Pro Glass Technologies, Inc. entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the MicroSignal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, put the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a family owned Calgary, Alberta Corporation where they have been operating since.

The assets acquired in the transaction were cash of $ 8,101, accounts receivable of $86,604, inventory of $9,598, provision for future rebates $10,997 deposits & prepaid expenses of $6,084, investments in other companies of $6,000 and automotive & shop equipment $34,961.

The liabilities acquired in the transaction were accounts payable $219,080 and long-term debt $15,160. Liabilities exceed assets by $71,895, which would account for the purchase price paid by Cal Alta Auto Glass, Ltd., using the historical costs of the items acquired.

It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass Supplies, Inc. a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own. For the year ended December 31, 2005, Cal Alta purchased $167,202, in auto glass and moldings from Westcan Autoglass Supplies, Inc. This amount includes $1,286, in auto glass held in inventory as of December 31, 2005. Also as of December 31, 2005, Westcan Autoglass Supplies, Inc. owed the Company $26,072 in earned discounts.

For the year ended December 31, 2004, Cal Alta purchased $151,322, in auto glass and moldings from Westcan Autoglass Supplies. This amount includes $1,245, in auto glass held in inventory as of December 31, 2004. Also as of December 31, 2004, Westcan Autoglass Supplies, Inc. owed the Company $10,458 in earned discounts.

The Company owes Westcan Autoglass Supplies, Inc. (a related party) $0 and $137,804 as of December 31, 2005 and 2004, respectively.

FAA Enterprises (a related party) owes the Company loans receivable of $21,813 and $233,935 as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the receivable to FAA Enterprises decreased $212,122. During 2005 the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned 100% by Frank Aiello, the Company's president. At of December 31, 2005 FAA Enterprises balance due to the Company was $21,813. Mr. Aiello, intends to pay off the balance of the loan in early 2006, from FAA Enterprises.


NOTE 9.  FOREIGN CURRENCY TRANSLATION

Accounting for Cal Alta Auto Glass, Ltd. is conducted in Canadian currency. As per our audit we convert figures on a period basis in accordance with FASB # 52. The functional currency is in US Dollars. The Companies balance sheets as of December 31, 2005 and 2004 were translated at their period ended rate of $1.16600 and $1.20480, respectively. Statements of operations and cash flows were reported on the weighted average for the twelve months ended December 31, 2005 and 2004 as required by FASB # 52. The weighted average for the year ended December 31, 2005 and 2004 where $1.21173 and $1.30205, respectively.


NOTE  10.  COMMON STOCK

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

As of December 31, 2002 there were 8,500,000 shares of common stock outstanding.

On November 25, 2003 the Company issued 2,095,000 shares of common stock in a recapitalization.

As of December 31, 2005 there were 10,595,000 shares of common stock outstanding.

NOTE 11.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

Common stock, $ 0.001 par value: 25,000,000 shares authorized; 10,595,000 shares issued and outstanding.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8a. Controls and Procedures

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.


                                    Part III

Item 9.  Directors, Executive Officers, Control Persons

          The following table sets forth information, to the best of the Company's knowledge, as of March 25, 2006, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

         Name and                                         Amount
         Address                          Position         Owned         Percent

         Frank Aiello                    President         7,000,000         66%
         88 Arbor Glen Close NW
         Calgary, Alberta T3G3Y7

         Denise Aiello(1)                Sec/Director      1,000,000          9%
         88 Arbor Glen Close NW
         Calgary, Alberta T3G3Y7

         Mason Graf(2)                   Director            250,000        2.5%
         3129 Tacker Drive
         Kelowna, B.C. V1Z1X6
         -----------------------------------------------------------------------
         Management as a group                             8,250,000         78%

         Based on 10,595,000 shares outstanding as of 3-25-2006

(1) Mrs. Aiello is the wife of Frank Aiello the Company's President and mother of Mason Graf a Director of the Company. (2) Mr. Graf is the son of Frank Aiello the Company's President and Denise Aiello the Company's Secretary.

     All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors. It should be noted that the Company has not held an annual meeting in the last year.

     None of the officers and/or directors of Cal Alta Auto Glass, Inc., are officers or directors of any other publicly traded corporation, nor have any of the affiliates or promoters of Cal Alta Auto Glass, Inc., filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will provide their time to Cal Alta Auto Glass, Inc., affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:

         Frank Aiello, 51, President/Director

Mr. Aiello, has been the Owner and President of FAA Enterprise Ltd., a private corporation (holding company) since 1995 to present. FAA Enterprise Ltd., is a holding Company for investments Mr. Aiello makes in his own personal interest. From November 2000, to present Mr. Aiello has been the President of Westcan Autoglass Supplies, Inc., a auto glass and supplies wholesale company. Since 1986, Mr. Aiello has also been the President of Cal Alta Auto Glass, Ltd. a Canadian corporation that owns and operates two automobile glass replacement and repair locations in Calgary, Alberta. Currently Mr. Aiello is the President of Cal Alta Auto Glass, Inc.

         Denise Aiello, 41, Secretary/Director

Mrs. Aiello, has had a very limited role for the last several years in Cal Alta Auto Glass, Ltd. Mrs. Aiello's primary role has been assisting Mr. Aiello, when needed in decision making for the Canadian company, due to it being family held prior to the reverse merger in November 2003.

           Mason Graf, 24, Director

Mr. Graf, 24, has been an assistant manager of the auto glass shops for the last 2 years, prior to this he was an auto glass installer for the company. Mr. Graf, has spent the last seven years learning the auto glass industry at the Company's locations.

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. The officers and directors of the Company filed these reports in March of 2006, in compliance with 16(a) of the exchange act.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise between our directors and officers between our business and their
other business activities.   It should be noted that there is the potential
for a conflict of interest for our president, Mr. Frank Aiello. Mr. Aiello, is the president of Westcan Autoglass Supplies, Inc., who supplies Cal Alta with approximately 45% of our supplies. No conflicts have occurred to date.


Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned or services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2005.

Officer and directors received the following compensation for the years ended December 31, 2003, December 31, 2004, and December 31, 2005.

Frank Aiello. Mr. Aiello is the President of the Company. Mr. Aiello owns directly 66% of the Company.

Denise Aiello. Mrs. Aiello is the Secretary of the Company. She has very limited role and has donated her services for the year.
Mrs. Aiello owns directly 9% of the Company.

Mason Graf. Mr. Graf is a Director of the Company. Mr. Graf has donated his time as a director. However, for his services at the auto glass shops Mr. Graf received the following wages for the last three years. Mr. Graf, has taken a leave of absence from the glass shops for 2005.

Directors will receive $1,000 per year paid by Cal Alta Auto Glass, Inc., payable in stock, paid quarterly, plus expenses for attending meetings once the company becomes a fully reporting entity and obtains trading status on the OTC-BB.

The following table shows the amount of all compensation earned for services in all capacities to the Company for the last three fiscal years.
                                                                     Restricted
                                                                         Stock
Name                                   Year       Salary     Bonus       Awards


Frank Aiello, President                 2005     $12,386           0           0
Director                                2004           0           0           0
                                        2003           0           0           0

Denise Aiello, Secretary                2005           0           0           0
Director                                2004           0           0           0
                                        2003           0           0           0

Mason Graf, Director                    2005           0           0           0
                                        2004      11,065           0           0
                                        2003      16,655           0           0




Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common

 Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                                      Amount Approximate
                                            And Nature                Percentage
                                           Of Beneficial               of Common
Identity                                     Ownership               Stock Owned
Michael Kelleher                                 600,000                  6%(I)
Frank Aiello                                   7,000,000                 66%(II)
Denise Aiello                                  1,000,000                  9%(II)
Mason Graf                                       250,000                2.5%(II)

Management as a Group Directly        8,250,000                         78%(III)


Item 12.  Certain Relationships and Related Transactions


On September 10, 2002, Pro Glass Technologies, Inc., (Frank Aiello, the Company's president was a controlling shareholder) entered into an Agreement and Plan of Reorganization by and between the Company and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass Technologies, Inc., acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass Technologies, Inc. As part of the transaction, Pro Glass Technologies, Inc., filed Articles of Merger changing its name to "MicroSignal Corporation". Also, as part of the merger Pro Glass Technologies, Inc., agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock which was owned by Mr. Aiello. Pro Glass Technologies, Inc. entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the MicroSignal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, put the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a Calgary, Alberta Corporation. Due to the merger with International Sports Marketing
Group, Inc., Cal Alta Auto Glass, Ltd, became an operating subsidiary of Cal Alta Auto Glass Inc., (formerly International Sports Marketing Group, Inc).

   The assets acquired in the transaction were cash of $ 8,101, accounts receivable of $86,604, inventory of $9,598, provision for future rebates $10,997 deposits & prepaid expenses of $6,084, investments in other companies of $6,000 and automotive & shop equipment $34,961.

  The liabilities acquired in the transaction were accounts payable $219,080 and long-term debt $15,160. Liabilities exceed assets by $71,895, which would account for the purchase price paid by Cal Alta Auto Glass, Ltd., using the historical costs of the items acquired.

     Mr. Aiello, Mrs. Aiello and Mr. Graf received their shares as a result of the business combination.

     It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass, a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own. It should be noted that the Company has many alternative sources of auto glass and supplies besides Westcsn Autoglass. The Company does use these other suppliers about 55% of the time. Pricing on the auto glass and supplies provided by Westcan Autoglass to Cal Alta is consistent with pricing the Company would receive from other suppliers for these same products.

     For the year ended December 31, 2005, Cal Alta purchased $167,202, in auto glass and moldings from Westcan Autoglass Supplies, Inc. This amount includes $1,286, in auto glass held in inventory as of December 31, 2005. Also as of December 31, 2005, Westcan Autoglass Supplies, Inc. owed the Company $26,072 in earned discounts.

    For the year ended December 31, 2004, Cal Alta purchased $151,322, in auto glass and moldings from Westcan Autoglass Supplies. This amount includes $1,245, in auto glass held in inventory as of December 31, 2004. Also as of December 31, 2004, Westcan Autoglass Supplies, Inc. owed the Company $10,458 in earned discounts.

The Company owes Westcan Autoglass Supplies, Inc. (a related party) $0 and $137,804 as of December 31, 2005 and 2004, respectively.


FAA Enterprises (a related party) owes the Company loans receivable of $21,813 and $233,935 as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the receivable to FAA Enterprises decreased $212,122. During 2005 the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. Frank Aiello, the Company's president, owns FAA Enterprises and Westcan Autoglass Supplies, Inc., 100%. As of December 31, 2005, FAA Enterprises balance due to the Company was $21,813. Mr. Aiello, intends to pay off the balance of the loan in early 2006, from FAA Enterprises.


For the year ended December 31, 2004, the payable to FAA Enterprises increased $40,615. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.

It should be noted, that throughout the period in which Cal Alta has purchased auto glass and supplies from Westcan Autoglass Supplies, the terms for Cal Alta have been at least as favorable as the Company could have obtained from unrelated parties.



Item 13.  Exhibits and Reports on 8-K

23.1          Consent Letter
31.1          Certification of the CEO Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002
32.1 Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2005: $5,500; and 2004: $11,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows:
2005 $0 and 2004: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Armando C. Ibarra, CPA, other than the services reported above: $0.

                                     Part IV

                                   Signatures

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                            CAL ALTA AUTO GLASS, INC.

                                                     By:/s/ Frank Aiello
                             Frank Aiello, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                      Date


/s/ Frank Aiello_                        President             3/26/2006
----------------
Frank Aiello


/s/ Denise Aiello                        Sec. / Treas          3/26/2006
-----------------
Denise Aiello