Form 10QSB/A
period 2005-09-30
Cal Alta Auto Glass Inc
filed 2006-04-10
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
                                 FORM 10-QSB/A
                               (Amendment No. 2)

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

Registered with the Public Company Accounting Oversight Board


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


/s/ Armando C. Ibarra
-----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 7, 2005
Chula Vista, California

                            CAL ALTA AUTO GLASS, INC
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

                            CAL ALTA AUTO GLASS, INC
                            Statements of Operations

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

                           CAL ALTA AUTO GLASS, INC
                  Statement of Changes in Stockholder's Equity
                            As of September 30, 2005



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

                           CAL ALTA AUTO GLASS, INC
                             Statement of Cash Flow

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

Certain Relationships and Related Transactions

     It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass, a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own. It should be noted that the Company has many alternative sources of auto glass and supplies besides Westcan Autoglass. The Company does use these other suppliers about 55% of the time. Pricing on the auto glass and supplies provided by Westcan Autoglass to Cal Alta is consistent with pricing the Company would receive from other suppliers for these same products.

    The Company owes Westcan Autoglass Supplies (a related party) 232,966 as of September 30, 2005 and $137,804 as of December 31, 2004. For the nine three months of 2005, the payable to Westcan Autoglass Supplies increased $95,162. The above mentioned notes are not interest bearing and are callable at anytime by Westcan. There are no formal loan agreements between the Company and Westcan Autoglass Supplies or any due dates. Cal Alta Auto Glass, Inc., intends to repay the loans to Westcan, either from calling loan receivables of their own or future cash flows. For the first nine months of 2005, Cal Alta purchased approximately $133,333, in auto glass and moldings from Westcan Autoglass Supplies.

  FAA Enterprises (a related party) owes the Company loans receivable of $263,911 as of September 30, 2005, and $233,935 as of December 31, 2004.
For the nine months ended September 30, 2005 the loan receivable increased $29,976, compared to year ended December 31, 2004. The loans are not interest bearing and are callable at anytime. There are no formal loan agreements between the Company and Mr. Aiello or any due dates. Mr. Aiello, intends to repay most of the loan by year end 2005. The remaining balance Mr. Aiello, intends to repay during the first quarter of 2006. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.


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

         None.


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