Form 10QSB
period 2006-03-31
Cal Alta Auto Glass Inc
filed 2006-05-16
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

      (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2006
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                            Outstanding as of March 31, 2006
  Common Stock, $0.001                                10,595,000




                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

              Heading Page

Item 1.     Consolidated Financial Statements                            1-2

                Consolidated Balance Sheets March 31, 2006
                And December 31, 2005                                    3-4

               Consolidated Statements of Operations for the three months
               Ended March 31, 2006 and 2005                             5

               Consolidated Statements of Stockholders Equity            7

               Consolidated Statements of Cash Flows for the three months
               Ended March 31, 2006 and 2005                             8

               Notes to Consolidated Financial Statements                9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                     10-11

Item 3.     Controls and Procedures                                      11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                           11

Item 4.     Submission of Matter to be a Vote of Securities Holders      12

Item 5.     Other Information on Form 8-K                                12

Item 6.     Exhibits and Reports on 8K                                   12

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

     The un-audited balance sheet of the Company as of March 31, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 and the statement of stockholders equity for the period of December 31, 2002 to March 31, 2006 are included in this document.

     Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                                        1





Armando C. Ibarra, C.P.A.

Armando Ibarra, Jr., C.P.A., JD




To the Board of Directors of
Cal-Alta Auto Glass, Inc.



             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of March 31, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2006 and 2005, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

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



/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

May 8, 2006
Chula Vista, California


                            CAL ALTA AUTO GLASS, LTD
                                 BALANCE SHEET
                              AS OF MARCH 31, 2006


                                                        As of          As of
                                                       March 31,    December 31,
                                                        2006            2005
ASSETS
Current Assets
Cash                                       $                $                 -
Accounts receivable                                     37,954           42,776
Earned discounts
receivable - (a related party)                               -           26,072
Inventory                                                1,285            1,286
Loan receivables                                         6,740            6,749
Prepaid expenses                                         7,604            2,387

Total Current Assets                                    53,583           79,270
Net Property & Equipment                                11,365           11,988
Other Assets
Investment in other companies                            5,139            5,146
Loan receivable
(a related party)                                        2,168           21,813
Deposit                                                    758              759
Total Other Assets                                       8,065           27,718
TOTAL ASSETS                                         $  73,013        $ 118,976
LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                     $  49,756        $  43,791
Bank overdraft                                          30,838           44,350
GST payable                                              4,336            5,561
Total Current Liabilities                               84,930           93,702
Stockholders' Equity (Deficit)
Common stock, ($0.001 par
value, 50,000,000 shares
authorized; 10,595,000
shares issued and outstanding as of
March 31, 2006 and
December 31, 2005)                                      10,595           10,595
Paid-in capital                                        (10,395)         (10,395)
Retained earnings (deficit)                            (14,743)          22,849
Foreign currency
translation adjustment                                   2,626            2,225
Total Stockholders' Equity (Deficit)                   (11,917)          25,274
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)                     $  73,013        $ 118,976






                            CAL ALTA AUTO GLASS, LTD
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              AS OF MARCH 31, 2006

                                               Three Months     Three Months
                                                  Ended            Ended
                                                March 31,        March 31,
                                                 2006            2005




Revenues

Income                                         $    156,175        $    101,251

                                         ------------------  ------------------

Total Revenues                                      156,175             101,251


Costs of Sales
Glass & moldings                                     85,933              51,046
Sub. contractors                                      7,030               7,665

                                         ------------------  ------------------

Total Costs of Sales                                 92,963              58,711

                                         ------------------  ------------------

Gross Profit                                         63,212              42,540

Operating Costs
Depreciation & amortization                             613                 684
Advertising                                          35,683              40,187
Salaries & wages                                     25,957              19,125
Administrative expenses                              37,765              29,166

                                         ------------------  ------------------

Total Operating Costs                               100,018              89,162

Net Operating Income / (Loss)                       (36,806)            (46,622)

Other Income (Expenses)
Interest expense                                       (786)               (833)

                                         ------------------  ------------------

Total Other Income (Expenses)                          (786)               (833)

                                         ------------------  ------------------

NET INCOME (LOSS)                              $    (37,592)       $    (47,455)

                                         ==================  ==================


BASIC EARNING (LOSS) PER SHARE                 $      (0.00)       $      (0.00)

                                         ==================  ==================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        10,595,000          10,595,000







                            CAL ALTA AUTO GLASS, LTS
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                              AS OF MARCH 31, 2006


                                                          Common         Common
                                                          Shares         Stock
                                                                         Amount

  ------------------------------------------------------------------------------

Balance, December 31, 2002                             8,500,000      $    8,500

November 25, 2003, common stock issued
for recapitalization                                   2,095,000           2,095

Foreign currency translation adjustment

Operating loss December 31, 2003

 -------------------------------------------------------------------------------

Balance, December 31, 2003                            10,595,000          10,595

--------------------------------------------------------------------------------

Foreign currency translation adjustment

Operating lncome December 31, 2004

 -------------------------------------------------------------------------------

Balance, December 31, 2004                            10,595,000          10,595

 ===============================================================================


Foreign currency translation adjustment

Operating lncome December 31, 2005

 -------------------------------------------------------------------------------

Balance, December 31, 2005                            10,595,000          10,595

 -------------------------------------------------------------------------------


Foreign currency translation adjustment

Operating loss March 31, 2006

--------------------------------------------------------------------------------

Balance, March 31, 2006                               10,595,000      $   10,595

================================================================================





















                                           Additional      Retained        Total
                                            Paid-in        Earnings
                                            Capital       (Deficit)

 -------------------------------------------------------------------------------

Balance, December 31, 2002                  $  (8,300)   $ 178,805      178,353

November 25, 2003, common stock issued
for recapitalization                           (2,095)           -            -

Foreign currency translation adjustment             -            -       (7,427)

Operating loss December 31, 2003                    -     (102,719)    (102,719)

 -------------------------------------------------------------------------------

Balance, December 31, 2003                    (10,395)      76,086       68,207

 -------------------------------------------------------------------------------

Foreign currency translation adjustment             -            -        9,891

Operating lncome December 31, 2004                  -       16,369       16,369

 -------------------------------------------------------------------------------

Balance, December 31, 2004                    (10,395)      92,455       94,467

===============================================================================


Foreign currency translation adjustment             -            -          412

Operating lncome December 31, 2005                  -      (69,606)     (69,606)

 -------------------------------------------------------------------------------

Balance, December 31, 2005                    (10,395)      22,849       25,273

 -------------------------------------------------------------------------------


Foreign currency translation adjustment             -            -          402

Operating loss March 31, 2006                       -      (37,592)     (37,592)

 -------------------------------------------------------------------------------

Balance, March 31, 2006                     $ (10,395)   $ (14,743)   $ (11,917)

 ===============================================================================




CAL ALTA AUTO GLASS, LTD
CONSOLIDATED STATEMENT OF CASH FLOWS
AS OR MARCH 31, 2006


                                                      Three Months  Three Months
                                                         Ended          Ended
                                                        March 31,      March 31,
                                                         2006            2005



CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)
                                                          $(37,592)    $(47,455)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense
                                                               613          684
Change in assets and liabilities
(Increase) decrease in accounts receivable
                                                             4,874        8,430
(Increase) decrease in notes receivable
                                                                 9           87
(Increase) decrease in inventory
                                                                 1           13
(Increase) decrease in investment
                                                                 7           51
(Increase) decrease in prepaid expenses
                                                            (5,273)          54
(Increase) decrease in other assets
                                                                 1            7
(Increase) decrease in related party
                                                            19,857            -
(Increase) decrease in provision for earned
discounts                                                   26,354       (4,300)
Increase (decrease) in accounts payable
                                                             6,029       16,247
Increase (decrease) in taxes payable
                                                            (1,238)      (1,554)
Increase (decrease) in bank overdraft
                                                           (13,658)       7,029
Increase (decrease) in accounts payable related
party                                                            -       28,199

                                                -------------------------------

Net cash provided (used) by operating activities
                                                               (16)       7,492

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities
                                                                 -            -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes receivable - related party
                                                                 -       (3,389)

                                                -------------------------------

Net cash provided (used) by financing activities
                                                                 -       (3,389)

Effect of exchange rate changes on cash
                                                               675       (4,103)

                                                -------------------------------

Net increase (decrease) in cash
                                                                 -            -

Cash at beginning of period
                                                                 -            -

                                                -------------------------------

Cash at end of period
                                                         $            $        -

                                                ===============================

Supplemental cash flows disclosures:

Cash paid during period for interest
                                                          $    786     $    833
Cash paid during period for income taxes
                                                          $            $      -

                                                ===============================










NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.


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




NOTE  2.  OPERATIONS AND DESCRIPTION OF BUSINESS - CONTINUED

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





ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 2006, the Company has $53,583 in total current assets, compared to total current assets of $79,270 as of December 31, 2005. The major factor in the increase of current assets was a $26,072 decrease in discounts receivable. Discounts receivable which are due from a related party, were down due to being collected on. Although current assets decreased, helping offset this amount is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.15. Currently the current assets are comprised of $37,954 in accounts receivable, $ 1,285 in inventory, $ 6,740 in loans receivable and $7,604 in prepaid expenses.

     As of March 31, 2006, the Company has $84,930 in total current liabilities compared to $93,702 as of December 31, 2005. Accounts payable increased approximately $6,000, however, the bank overdraft decreased by $13,512, which accounted for most of the decrease. Also, contributing to the increase in liabilities is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.15.


   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation. If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of March 31, 2006, the bank overdraft position was $$30,838 (US Dollars).

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



Results of Operations

      It should be noted that when comparing results of operations the difference between the annual currency exchange rates between the US and Canadian dollar. The strengthening of the Canadian dollar relative to the US Dollar has caused the expenses such as advertising and administrative costs to appear to have decreased on a comparable basis in US dollars, when in fact in Canadian dollar the amount is very similar.

     For the three months ending March 31, 2006, the Company had a net loss of $$37,592 compared to a net loss of $47,455 for the same period of 2005. The net loss was nearly identical from year to year when compared at the same currency conversion rate. Advertising expenses decreased $4,504 for the first quarter of 2006 compared to the same period of 2005. Advertising costs were nearly identical from the first quarter of 2006, compared to the same period the year before when using the same currency conversion figure. General and administrative costs were higher by $8,599, when comparing the first quarter of 2006 to the same period of 2005. Accounting for most of this difference was an approximate increase of $1,500 to professional fees and an approximate increase of $1,250 to employee benefits. Salaries and wages also increased approximately $6,800, due to increased business. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $156,175 for the three months ended March 31, 2006, compared with $101,252 for the same period last year. Management believes the increase in revenues when comparing the first quarter of 2006, to the same period the year before is twofold. There was a very mild winter, which increases business. Also, approximately $22,000 of the increase is due to the different currency conversion rates. It should be noted that cost of goods sold as a percentage of sales when comparing the two quarters was very consistent.

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


Item 3. Controls and Procedures

     The Company's management, including our President, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2006, the end of the period covered by this report. Based upon that evaluation, our President has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.



                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of March 31, 2006, the Company has 10,595,000 shares of common stock issued and outstanding.

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


        Dated: April 14, 2006

                                                   By:/S/ Frank Aiello
                                                          Frank Aiello
                                                   President, Director





                                                    By:/S/ Denise Aiello
                                                           Denise Aiello
                                                Secretary, Treasurer and
                                                                Director







                                       S-1







EXHIBIT 31.1

                         CERTIFICATION OF THE PRESIDENT

I, Frank Aiello, President of Cal Alta Auto Glass, Inc. certify that:


(1) I have reviewed this periodic report on Form 10-QSB of Cal Alta Auto Glass, Inc;

(2) Based on my knowledge, this periodic report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this periodic report (the "Evaluation Date"); and

     c)presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this periodic report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                /s/ Frank Aiello
Date: April 14, 2006                       --------------------
                                  Frank Aiello
                                                            President



EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF FRANK AIELLO


                        CERTIFICATION OF PERIODIC REPORT

     In connection with the Periodic Report of Cal Alta Auto Glass, Inc.,(the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Aiello, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2006        By: /s/ Frank Aiello
                                                       -------------------
                                                        Frank Aiello
                                                        President