Form 10KSB/A
period 2005-12-31
Cal Alta Auto Glass Inc
filed 2006-06-07
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                            CAL ALTA AUTO GLASS, INC.
                                TABLE OF CONTENTS


                                      PART I                             Page

Item 1.          Description of Business                                 2-4
Item 2.          Description of Property                                 5
Item 3.          Legal Proceedings                                       5
Item 4.          Submission of Matter to a Vote of Security Holders      5


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters  5-7
Item 6.          Managements Discussion and Analysis or Plan of Operation  1-10
Item 7.          Financial Statements                                      11-23
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   24
Item 8a.        Controls and Procedures

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act     24-26
Item 10.         Executive Compensation                                    26
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                            26-27
Item 12.        Certain Relationships and Related Transactions             27-28
Item 13.        Exhibits and Reports on Form 8-K                           28
Item 14.        Accountants


SIGNATURES                                                                 S-1

ITEM     1.       Description of Business

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


     It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass, a company majority owned by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own.


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


                            Income Statement Summary
                                   December 31

                                                     2005                   2004

Revenues                                            $ 822,854          $ 842,809

Total Operating Costs                                 890,196            823,721


Net Operating Income                                  (67,342)            19,088


Other Income / (Expense)                              (2,236)             2,719

Net Income / (Loss)                                   (69,605)            16,369

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


          For the year ended December 31, 2005, the Company used cash from operations in the amount of $206,675 compared to cash provided from operations of $22,551 for the same period the year before. Contributing to the decrease in cash provided from operations when comparing the last two years is that in 2005, the Company paid accounts payable to a related party by $132,603, while in the prior year this amount increased by $36,494. Also, contributing to the decrease in cash provided from operations when comparing the last two years is that in 2005, the Company increasing accounts receivable to of $10,123, while in the prior year accounts receivable decreased by $3,442. It should be noted that the Company's bank overdraft did increase $13,289, when comparing 2005 to 2004. Cash flows from investing activities were minimal. The Company used cash in financing activities to related parties. When comparing 2005 to 2004 the Company paid down $204,117 in notes to related parties compared to borrowing $37,581 in notes to related parties for the year ended December 31, 2004.

       The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stems from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the

Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7%). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft.



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

     In the event that outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements, the Company would consider private funding or the private placement of its securities and/or a private offering. Any outstanding funding will be procured by the parent holding company, Cal Alta Auto Glass, Inc., if the Company were to experience a substantial delay in its ability to secure public financing from the sale of its securities or from private lenders. Management does not feel the Company as a going concern would be seriously jeopardized.

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

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8a. Controls and Procedures


         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer.Based upon that evaluation, our Officers have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system.
Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have amterially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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
3129 Tacker Drive
Kelowna, B.C. V1Z1X6
             -------------------------------------------------------------------
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


     It should be noted that that Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass, a company majority owned by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own. It should be noted that the Company has many alternative sources of auto glass and supplies besides Westcsn Autoglass. The Company does use these other suppliers about 55% of the time. Pricing on the auto glass and supplies provided by Westcan Autoglass to Cal Alta is consistent with pricing the Company would receive from other suppliers for these same products.


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

The Company owes Westcan Autoglass Supplies, Inc. (a related party) $0 and $137,804 as of December 31, 2005 and 2004, respectively.



FAA Enterprises (a related party) owes the Company loans receivable of $21,813 and $233,935 as of December 31, 2005 and 2004,
respectively. For the year ended December 31, 2005, the receivable from FAA Enterprises decreased $212,122. During 2005 the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. Frank Aiello, the Company's president, owns'
100% of FAA  Enterprises  and is a majority  shareholder  of Westcan
Autoglass  Supplies,  Inc.  As of December 31, 2005,  FAA
Enterprises balance due to the Company was $21,813. Mr. Aiello, intends to pay off the balance of the loan in early 2006, from FAA
Enterprises. The receivable is not interest bearing and is callable at anytime. There are no formal loan agreements between the Company and Mr. Aiello or any due dates. The original amount of this receivable was $1,048 when the receivable started in October of 2002. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank
Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.




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

99.1          Bank Overdraft Agreement


                           List of documents filed as part of this report:
                           (a) Exhibits


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

                            CAL ALTA AUTO GLASS, INC.

                                                     By:/s/ Frank Aiello

                                                            Frank Aiello
                              President/CEO/ Principal Financial Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                            Title                                Date



/s/ Frank Aiello_       President/CEO/ Principal Financial Officer    3/26/2006
----------------

Frank Aiello


/s/ Denise Aiello                    Sec. / Treas                      3/26/2006
-----------------
Denise Aiello