Form 10QSB/A
period 2006-03-31
Cal Alta Auto Glass Inc
filed 2006-06-07
CIK 1321724

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class                            Outstanding as of March 31, 2006
  Common Stock, $0.001                                  10,595,000




                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                               Page

Item 1.     Consolidated Financial Statements                          1-2

                Consolidated Balance Sheets March 31, 2006
                And December 31, 2005                                   3

               Consolidated Statements of Operations for the three months
               Ended March 31, 2006 and 2005                            4

               Consolidated Statements of Stockholders Equity           5

               Consolidated Statements of Cash Flows for the three months
               Ended March 31, 2006 and 2005                            6

               Notes to Consolidated Financial Statements               7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                    9-11

Item 3.     Controls and Procedures                                     11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                          11-12

Item 4.     Submission of Matter to be a Vote of Securities Holders     12

Item 5.     Other Information on Form 8-K                               12

Item 6.     Exhibits and Reports on 8K                                  12

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

Item 3. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer / Principal Financial Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer / Principal Financial Officer. Based upon that evaluation, the Chief Executive Officer / Principal Financial Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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








                            CAL ALTA AUTO GLASS, INC.


        Dated: April 14, 2006

                                                  By:/S/ Frank Aiello
                                                         Frank Aiello
                                   President, CEO, Principal Financial
                                                    Officer, Director





                                                 By:/S/ Denise Aiello
                                                        Denise Aiello
                                             Secretary, Treasurer and
                                                             Director