Form 10QSB/A
period 2005-03-31
Cal Alta Auto Glass Inc
filed 2006-06-28
CIK 1321724

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



           Class                            Outstanding as of April 14, 2006
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
authorized; 10,595,000 shares
issued and outstanding
as of March 31, 2005 and December 31, 2004,
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


   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7%, see Exhibit 99.1 CIBC bank overdraft agreement for full details).If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of March 31, 2006, the bank overdraft position was $$30,838 (US Dollars).

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

Changes in Internal Control Over Financial Reporting


      There were no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of April 14, 2006, the Company has 10,595,000 shares of common stock issued and outstanding.


 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       33.1 302 Certification of the President
b.       99.1 Bank Overdraft Agreement
b.       99.1 906 Certification of Frank Aiello

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                            CAL ALTA AUTO GLASS, INC.


        Dated: April 14, 2006

                           By:/S/ Frank Aiello

                                  Frank Aiello

                                  President, CEO, Principal Accounting
                                  Officer, Director






                            By:/S/ Denise Aiello
                                   Denise Aiello
                                   Secretary, Treasurer and
                                   Director