Form 10QSB/A
period 2005-03-31
Cal Alta Auto Glass Inc
filed 2006-06-29
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A

                                (Amendment No. 3)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.



           Class                            Outstanding as of April 14, 2006
  Common Stock, $0.001                             10,595,000





                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                  Heading                                Page

Item 1.     Consolidated Financial Statements                         1

                Consolidated Balance Sheets March 31, 2006
                And December 31, 2005                                 2

               Consolidated Statements of Operations for the three months
               Ended March 31, 2006 and 2005                          3

               Consolidated Statements of Stockholders Equity         4

               Consolidated Statements of Cash Flows for the three months
               Ended March 31, 2006 and 2005                          5

               Notes to Consolidated Financial Statements             6

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                  8

Item 3.     Controls and Procedures                                   10


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                        10

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                       10

Item 4.     Submission of Matter to be a Vote of Securities Holders  11

Item 5.     Other Information on Form 8-K                            11

Item 6.     Exhibits and Reports on 8K                               11

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


 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       33.1 302 Certification of the President
b.       99.1 Bank Overdraft Agreement
b.       99.2 906 Certification of Frank Aiello

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