Form 10KSB/A
period 2005-12-31
Cal Alta Auto Glass Inc
filed 2006-06-29
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                                (Amendment No. 2)


        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 2005
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


        Securities registered pursuant to Section 12(g) of the Act: NONE


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



Common Stock                                      10,595,000 Shares Outstanding
$0.001 par value                                       as of March 26, 2006



Certain information required by Part III of this Form 10-KSB is included byreference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $822,854.























                                       ii





                            CAL ALTA AUTO GLASS, INC.
                                TABLE OF CONTENTS


                                        PART I                       Page

Item 1.          Description of Business                                 2
Item 2.          Description of Property                                 5
Item 3.          Legal Proceedings                                       5
Item 4.          Submission of Matter to a Vote of Security Holders      5


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters    6
Item 6.          Managements Discussion and Analysis or Plan of Operation    8
Item 7.          Financial Statements                                        12
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     25
Item 8a.        Controls and Procedures                                      25

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act       25
Item 10.         Executive Compensation                                      27
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                              27
Item 12.        Certain Relationships and Related Transactions               28
Item 13.        Exhibits and Reports on Form 8-K                             29
Item 14.        Accountants                                                  29


SIGNATURES                                                                  S-1

ITEM     1.       Description of Business

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


       The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stems from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7%, see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft.


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
3129 Tacker Drive
Kelowna, B.C. V1Z1X6
  ----------------------------------------------------------------------------
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

The Company owes Westcan Autoglass Supplies, Inc. (a related party) $0 and $137,804 as of December 31, 2005 and 2004, respectively.


FAA Enterprises (a related party) owes the Company loans receivable of $21,813 and $233,935 as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the receivable from FAA Enterprises decreased $212,122. During 2005 the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. Frank Aiello, the Company's president, owns 100% of FAA Enterprises and is a majority shareholder of Westcan Autoglass Supplies, Inc.. As of December 31, 2005, FAA Enterprises balance due to the Company was $21,813. Mr. Aiello, intends to pay off the balance of the loan in early 2006, from FAA Enterprises. The receivable is not interest bearing and is callable at anytime. There are no formal loan agreements between the Company and Mr. Aiello or any due dates. The original amount of this receivable was $1,048 when the receivable started in October of 2002. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.
For the year ended December 31, 2004, the payable to FAA Enterprises increased $40,615. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.

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

                            CAL ALTA AUTO GLASS, INC.

                                                     By:/s/ Frank Aiello

                                ank Aiello, President/CEO/ Principal Accounting

Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                      Title                     Date



/s/ Frank Aiello_     President/CEO/ Principal Accounting Officer     3/26/2006
----------------

Frank Aiello


/s/ Denise Aiello                    Sec. / Treas                     3/26/2006
-----------------
Denise Aiello