Form 10QSB
period 2006-06-30
Cal Alta Auto Glass Inc
filed 2006-08-14
CIK 1321724

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C., 20549
                                   FORM 10-QSB


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarter report ended June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class                               Outstanding as of August 14, 2006
  Common Stock, $0.001                                    10,595,000

                                                 TABLE OF CONTENTS


                                           PART 1. FINANCIAL INFORMATION

                                Heading                                   Page

Item 1.     Consolidated Financial Statements                              1-2

                Consolidated Balance Sheets June 30, 2006
                And December 31, 2005                                      3

               Consolidated Statements of Operations for the six months
               Ended June 30, 2006 and 2005                                4

               Consolidated Statements of Stockholders Equity              5

               Consolidated Statements of Cash Flows for the six months
               Ended June 30, 2006 and 2005                                6

               Notes to Consolidated Financial Statements                  7

Item 2.     Managements Discussion aned Analysis and
                Result of Operations                                       9

Item 3.     Controls and Procedures                                        11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              12

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                             12

Item 4.     Submission of Matter to be a Vote of Securities Holders        12

Item 5.     Other Information on Form 8-K                                  12

Item 6.     Exhibits and Reports on 8K                                     13

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

     The un-audited balance sheet of the Company as of June 30, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2006 and June 30, 2005 and the statement of stockholders equity for the period of December 31, 2002 to June 30, 2006 are included in this document.

     Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                           CAL-ALTA AUTO GLASS, INC.
                 Notes to the Consolidated Financial Statements
                               As of June 30, 2006
6

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board
                           Chang G. Park, CPA, Ph. D.

          o 6474 UNIVERSITY AVENUE o SAN DIEGO, CALIFORNIA 92115-5807 o
                     TEL (858) 722-5953 o FAX (619) 422-1465
                         o E-Mail changgpark@dmhdcpa.com




To the Board of Directors of
Cal-Alta Auto Glass, Inc.



             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six and three months ended June 30, 2006, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

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


/s/ Chang G. Park
----------------------------
Chang G. Park, CPA, Ph. D.

August 9, 2006
Chula Vista, California

                   CAL-ALTA AUTO GLASS, INC.
                  Consolidated Balance Sheets
                                                         As of       As of
                                                        June 30,   December 31,
                                                          2006        2005
                            ASSETS
Current Assets
Cash                                                    $       -    $        -
Accounts receivable                                         57,179       42,776
Earned discounts receivable
(a related party)                                            4,910       26,072
Inventory                                                    1,339        1,286
Loan receivables                                             7,025        6,749
Prepaid expenses                                             7,926        2,387
Total Current Assets                                        78,379       79,270
Net Property & Equipment                                    11,572       11,988
Other Assets
Investment in other companies                                    -        5,146
Loan receivable - (a related party)                         55,384       21,813
Deposit                                                        790          759
Total Other Assets                                          56,174       27,718
TOTAL ASSETS                                             $ 146,125    $ 118,976


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                         $  69,589    $  43,791
Bank overdraft                                              37,168       44,350
GST payable                                                 11,568        5,561
Total Current Liabilities                                  118,325       93,702
Total Liabilities                                          118,325       93,702
Stockholders' Equity
Common stock, ($0.001 par value, 25,000,000 shares
authorized; 10,595,000 shares issued and outstanding
as of June 30, 2006 and December 31, 2005.
2001, respectively.)                                        10,595       10,595
Additional paid-in capital                                 (10,395)     (10,395)
Retained earnings (deficit)                                 28,638       22,849
Foreign currency translation adjustment                     (1,038)       2,225
Total Stockholders' Equity                                  27,800       25,274
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                   $ 146,125    $ 118,976

                            CAL-ALTA AUTO GLASS, INC.
                      Consolidated Statements of Operations

                                         Six Months         Six Months
                                           Ended              Ended
                                           June 30,           June 30,
                                             2006               2005
Revenues
Income                                $     496,478$        348,666
Total Revenues                              496,478         348,666
Costs of Sales
Glass & moldings - (a related party)        248,928         167,973
Sub. contractors                             15,653          16,549
Total Costs of Sales                        264,581         184,522
Gross Profit                                231,897         164,144
Operating Costs
Depreciation & amortization                   1,243           1,441
Advertising                                  86,153          85,635
Salaries & wages                             72,126          52,430
General & administrative expenses            81,682          66,499
Total Operating Costs                       241,204         206,005
Net Operating Income / (Loss)                (9,307)        (41,861)
Other Income (Expenses)
Other income                                 16,552               -
Interest expense                             (1,456)         (1,380)
Total Other Income (Expenses)                15,096          (1,380)
NET INCOME (LOSS)                      $      5,789    $    (43,241)
BASIC EARNING (LOSS) PER SHARE         $       0.00    $     (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000














                                        Three Months       Three Months
                                            Ended              Ended
                                           June 30,           June 30,
                                            2006               2005
Revenues
Income                                 $    340,303    $    247,415
Total Revenues                              340,303         247,415
Costs of Sales
Glass & moldings - (a related party)        162,995         116,927
Sub. contractors                              8,623           8,884
Total Costs of Sales                        171,618         125,811
Gross Profit                                168,685         121,604
Operating Costs
Depreciation & amortization                     630             757
Advertising                                  50,470          45,448
Salaries & wages                             46,169          33,305
General & administrative expenses            43,917          37,333
Total Operating Costs                       141,186         116,843
Net Operating Income / (Loss)                27,499           4,761
Other Income (Expenses)
Other income                                 16,552               -
Interest expense                               (670)           (547)
Total Other Income (Expenses)                15,882            (547)
NET INCOME (LOSS)                      $     43,381    $      4,214
BASIC EARNING (LOSS) PER SHARE         $       0.00    $       0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000

                CAL-ALTA AUTO GLASS, INC.
         Consolidated Statement of Changes in Stockholders' Equity
                    As of June 30, 2005

                                          Common         Common       Additional
                                          Shares         Stock         Paid-in
                                                         Amount        Capital
Balance, December 31, 2002                8,500,000   $    8,500   $   (8,300)

November 25, 2003, common stock issued
for recapitalization                      2,095,000        2,095       (2,095)

Foreign currency translation
adjustment                                        -            -            -
                                                                            -
Operating loss
December 31, 2003                                 -            -            -

Balance, December 31, 2003               10,595,000       10,595      (10,395)

Foreign currency translation
adjustment                                        -            -            -

Operating lncome
December 31, 2004                                 -            -            -

Balance, December 31, 2004               10,595,000       10,595      (10,395)

Foreign currency translation
adjustment                                        -            -            -

Operating lncome
December 31, 2005                                 -            -            -

Balance, December 31, 2005               10,595,000       10,595      (10,395)

Foreign currency
translation adjustment                            -            -            -

Operating loss
June 30, 2006                                     -            -            -

Balance, June 30, 2006                   10,595,000   $   10,595   $  (10,395)






                                           Retained        Total
                                           Earnings
                                            (Deficit)
Balance, December 31, 2002                $ 178,805      178,353

November 25, 2003, common stock issued
for recapitalization                              -            -

Foreign currency translation adjustment           -       (7,427)
                                                               -
Operating loss December 31, 2003           (102,719)    (102,719)

Balance, December 31, 2003                   76,086       68,207

Foreign currency translation adjustment           -        9,891

Operating lncome December 31, 2004           16,369       16,369

Balance, December 31, 2004                   92,455       94,467

Foreign currency translation adjustment           -          413

Operating lncome December 31, 2005          (69,606)     (69,606)

Balance, December 31, 2005                   22,849       25,274

Foreign currency translation adjustment           -       (3,263)

Operating loss June 30, 2006                  5,789        5,789

Balance, June 30, 2006                    $  28,638    $  27,800

                 CAL-ALTA AUTO GLASS, INC.
           Consolidated Statements of Cash Flows
                                                  Six Months    Six Months
                                                     Ended        Ended
                                                   June 30,      June 30,
                                                      2006         2005
     CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  5,789  $ (43,241)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization expense                   1,243       1,441
Change in assets and liabilities
(Increase) decrease in
accounts receivable                                 (13,063)    (24,408)
(Increase) decrease in
notes receivable                                       (251)        166
(Increase) decrease in
inventory                                               (48)         24
(Increase) decrease in
prepaid expenses                                     (5,024)        100
(Increase) decrease in
investments                                           4,667          97
(Increase) decrease in
deposits                                                (28)         14
(Increase) decrease in
provision for earned discounts                       19,194       8,785
Increase (decrease) in
accounts payable                                     23,398      21,070
Increase (decrease) in
accounts payable - (a related party)                   -         46,086
Increase (decrease) in
bank overdraft                                       (6,514)     (4,594)
Increase (decrease) in
taxes payable                                         5,448       2,341
Net cash provided (used)
by operating activities                              34,811       7,881


CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by
investing activities                                      -           -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes
receivable - related party                          (30,447)     (6,255)

Net cash provided (used) by financing activities    (30,447)     (6,255)
Effect of exchange rate
changes on cash                                      (4,364)     (1,626)

Net increase (decrease)
in cash                                                   -           -
Cash at beginning of period                               -           -
Cash at end of period                              $      -     $     -
Supplemental cash flows
disclosures:
Cash paid during year
for interest                                       $  1,456    $  1,380
Cash paid during year
for income taxes                                   $           $






                                               Three Months       Three Months
                                                    Ended              Ended
                                                  June 30,           June 30,
                                                   2006               2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ 43,381    $  4,214
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization expense                     630         757
Change in assets and liabilities
(Increase) decrease in
accounts receivable                                 (17,937)    (32,853)
(Increase) decrease in
notes receivable                                       (260)         79
(Increase) decrease in
inventory                                               (49)         11
(Increase) decrease in
prepaid expenses                                        249          47
(Increase) decrease in
investments                                           4,660          46
(Increase) decrease in
deposits                                                (29)          7
(Increase) decrease in
provision for earned discounts                       (7,160)     13,092
Increase (decrease) in
accounts payable                                     17,369       4,795
Increase (decrease) in
accounts payable - (a related party)                      -      17,838
Increase (decrease) in
bank overdraft                                        7,144     (11,635)
Increase (decrease) in
taxes payable                                         6,686       3,898
Net cash provided (used)
by operating activities                              54,684         296


CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by
investing activities                                      -           -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes
receivable - related party                          (50,304)     (2,860)

Net cash provided (used) by financing activities    (50,304)     (2,860)
Effect of exchange rate
changes on cash                                      (4,380)      2,564

Net increase (decrease)
in cash                                                   -           -
Cash at beginning of period                               -           -
Cash at end of period                                     $  $        -
Supplemental cash flows
disclosures:
Cash paid during year
for interest                                       $    670    $    547
Cash paid during year
for income taxes                                          $   $       -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited consolidated financial statements. The results of operations for periods ended June 30, 2006 are not necessarily indicative of the operating results for the full years.


NOTE 2.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Cal-Alta Auto Glass, Inc., (the Company) formerly International Sports Marketing Group, Inc., was incorporated October 14, 1999.
Cal-Alta Auto Glass, Ltd., of Canada was incorporated under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry.

In late 1997, Cal-Alta Auto Glass, Ltd. divested of most of its operating assets to Pro Glass Industries, Inc., a Calgary, Alberta company with common ownership. Pro Glass Technologies traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, Pro Glass was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass Technologies, Inc., private again, while merging the parent company with another entity that could provide value to its shareholders.

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

Due to the reverse merger, Cal-Alta Auto Glass, Ltd., became the subsidiary holding company of Cal Alta Auto Glass, Inc. The underlying reason for the merger was the belief that company gain "public" status in the US, in order to obtain the ability to conduct secondary financing to implement the full business plan of Cal Alta Auto Glass, Inc.

The Company sells and installs auto glass products through two Calgary based outlets. The Company replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass for non-auto related applications such as furniture, mirrors, greenhouses, etc., is also sold.

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of June 30, 2006, the Company has $78,739 in total current assets, compared to total current assets of $79,270 as of December 31, 2005. The major factor in the increase of current assets was a $14,943 increase in accounts receivable. Discounts receivable which are due from a related party, were down $21,162 due to being collected on. Although current assets decreased, helping offset this amount is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.10. Currently the current assets are comprised of $57,179 in accounts receivable, $4,910 in earned discounts receivable (a related party), $ 1,339 in inventory, $ 7,025 in loans receivable and $7,926 in prepaid expenses.

     As of June 30, 2006, the Company has $118,325 in total current liabilities compared to $93,702 as of December 31, 2005. Accounts payable increased approximately $26,000, however, the bank overdraft decreased by 7,182 and GST payable increased approximately $6,000. Also, contributing to the increase in liabilities is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.10.

   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of June 30, 2006, the bank overdraft position was $37,168 (US Dollars).

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

     For the three months ending June 30, 2006, the Company had a net income of $ 43,381, compared to net income of $4,761 for the same period of 2005. Advertising expenses increased $5,022 for the second quarter of 2006 compared to the same period of 2005. Advertising costs were nearly identical from the first quarter of 2006, compared to the same period the year before when using the same currency conversion figure. General and administrative costs were higher by $6,584, when comparing the second quarter of 2006 to the same period of 2005. Driving this increase was the overall increase in business when comparing the second quarter of 2006 to the same period the year before. Salaries and wages also increased approximately $12,000, due to increased business. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $340,303 for the three months ended June 30, 2006, compared with $247,415 for the same period last year. Management believes the increase in revenues when comparing the second quarter of 2006, to the same period the year before is due to multiple factors. There has been a warm summer, which causes cracks to expand in windshields from the heating and cooling of the glass. Also, the Company has raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. Due to the decrease in interest rates the increase in revenues would have been approximately $28,000 lower, had there been no currency conversion. It should be noted that cost of goods sold as a percentage of sales when comparing the two quarters was very consistent.

     For the six months ending June 30, 2006, the Company had a net income of

$ 5,789, compared to a net loss of $43,241 for the same period of 2005. Advertising expenses increased nominally for the first six months of 2006 compared to the same period of 2005. General and administrative costs were higher by $15,183, when comparing the first six months of 2006 to the same period of 2005. Approximately $9,000 of this increase occurred in the first quarter of 2006 and was related to professional fees and employee benefits. Further driving this increase was the overall increase in business when comparing the first six months of 2006 to the same period the year before. Salaries and wages also increased approximately $20,000, due to increased business. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $496,478 for the six months ended June 30, 2006, compared with $348,666 for the same period last year. Management believes the increase in revenues when comparing the first half of 2006, to the same period the year before is due to multiple factors. There has been a warm summer, which causes cracks to expand in windshields from the heating and cooling of the glass. Also, the Company has raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. Due to the decrease in interest rates, the increase in revenues would have been approximately $36,000 lower, had there been no currency conversion. It should be noted that cost of goods sold as a percentage of sales when comparing the two quarters was very consistent.

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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                                             PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of August 14, 2006, the Company has 10,595,000 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       33.1 302 Certification of the President
b.       99.1 906 Certification of Frank Aiello
c.        99.2 Bank Overdraft Agreement filed by reference on June 29, 2006

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                                     CAL ALTA AUTO GLASS, INC.


        Dated: August 14, 2006

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