Form 10QSB
period 2006-09-30
Cal Alta Auto Glass Inc
filed 2006-11-15
CIK 1321724

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class                         Outstanding as of November 14, 2006
  Common Stock, $0.001                                 10,595,000

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                  Page

Item 1.     Consolidated Financial Statements                            1-2

                Consolidated Balance Sheets September 30, 2006
                 And December 31, 2005                                   3

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2006 and 2005                         4

               Consolidated Statements of Stockholders Equity            5

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2006 and 2005                         6

               Notes to Consolidated Financial Statements                7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                     9

Item 3.     Controls and Procedures                                      12


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12

Item 2.    Changes in Securities                                         12

Item 3.     Defaults Upon Senior Securities                              13

Item 4.     Submission of Matter to be a Vote of Securities Holders      13

Item 5.     Other Information on Form 8-K                                13

Item 6.     Exhibits and Reports on 8K                                   13

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

     The un-audited balance sheet of the Company as of September 30, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2006 and September 30, 2005 and the statement of stockholders equity for the period of December 31, 2002 to September 30, 2006 are included in this document.

     Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

             Chang G. Park, CPA, Ph. D.

          o 6474 UNIVERSITY AVENUE o SAN DIEGO, CALIFORNIA 92115-5807 o
                     TEL (858) 722-5953 o FAX (619) 422-1465
                         o E-Mail changgpark@dmhdcpa.com




To the Board of Directors of
Cal-Alta Auto Glass, Inc.



             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Cal-Alta Auto Glass, Inc. as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine and three months ended September 30, 2006, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cal-Alta Auto Glass, Inc.

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



/S/ Chank G. Park
Chang G. Park, CPA, Ph. D.

November 10, 2006
Chula Vista, California

                            CAL-ALTA AUTO GLASS, INC.
                           Consolidated Balance Sheets
                                                         As of         As of
                                                     September 30,  December 31,
                                                         2006          2005
                            ASSETS
Current Assets
Cash                                                     $      --    $      --
Accounts receivable                                         68,754       42,776
Earned discounts receivable - (a related party)                 --       26,072
Inventory                                                    1,346        1,286
Loan receivables                                            12,551        6,749
Prepaid expenses                                             3,550        2,387
Total Current Assets                                        86,201       79,270
Net Property & Equipment                                    10,998       11,988
Other Assets
Investment in other companies                                   --        5,146
Loan receivable - (a related party)                         59,895       21,813
Deposit                                                        794          759
Total Other Assets                                          60,689       27,718
TOTAL ASSETS                                             $ 157,888    $ 118,976


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                         $  82,476    $  43,791
Bank overdraft                                              19,797       44,350
GST payable                                                 10,411        5,561
Loan payable (a related party)                              1,950            --
Total Current Liabilities                                  114,634       93,702
Total Liabilities                                          114,634       93,702
Stockholders' Equity
Common stock, ($0.001 par value, 25,000,000 shares
authorized; 10,595,000 shares issued and outstanding
as of September 30, 2006 and December 31, 2005)             10,595       10,595
Additional paid-in capital                                 (10,395)     (10,395)
Retained earnings (deficit)                                 45,207       22,849
Treasury Stock (195,000shares @ $.01 per share)             (1,950)          --
Foreign currency translation adjustment                       (203)       2,225
Total Stockholders' Equity                                  43,254       25,274
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                   $ 157,888    $ 118,976

            CAL-ALTA AUTO GLASS, INC.
      Consolidated Statements of Operations
                                        Nine Months        Nine Months
                                          Ended              Ended
                                        September 30,      September 30,
                                           2006               2005

Revenues
Income                                 $    847,132    $    629,56
Total Revenues                              847,132         629,567
Costs of Sales
Glass & moldings - (a related party)        439,362         293,514
Sub. contractors                             15,653          25,291
Total Costs of Sales                        455,015         318,805
Gross Profit                                392,117         310,762
Operating Costs
Depreciation & amortization                   1,868           2,181
Advertising                                 132,226         122,012
Salaries & wages                            130,844          85,843
General & administrative expenses           119,391         104,295
Total Operating Costs                       384,329         314,331
Net Operating Income / (Loss)                 7,788          (3,569)
Other Income (Expenses)
Other income                                 16,552               -
Interest expense                             (1,982)         (1,929)
Total Other Income (Expenses)                14,570          (1,929)
NET INCOME (LOSS)                      $     22,358    $     (5,498)
BASIC EARNING (LOSS) PER SHARE         $       0.00    $      (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000





                                       Three Months        Three Months
                                           Ended               Ended
                                       September 30,       September 30,
                                           2006                2005

Revenues
Income                                 $    350,654    $    282,675
Total Revenues                              350,654         282,675
Costs of Sales
Glass & moldings - (a related party)        190,434         126,228
Sub. contractors                                  -           8,748
Total Costs of Sales                        190,434         134,976
Gross Profit                                160,220         147,699
Operating Costs
Depreciation & amortization                     625             739
Advertising                                  46,073          36,254
Salaries & wages                             58,718          33,528
General & administrative expenses            37,709          37,451
Total Operating Costs                       143,125         107,972
Net Operating Income / (Loss)                17,095          39,727
Other Income (Expenses)
Other income                                      -               -
Interest expense                               (526)           (563)
Total Other Income (Expenses)                  (526)           (563)
NET INCOME (LOSS)                      $     16,569    $     39,164
BASIC EARNING (LOSS) PER SHARE         $       0.00    $       0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                10,595,000      10,595,000

                            CAL-ALTA AUTO GLASS, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                            As of September 30, 2006
                                           Common         Common     Additional
                                           Shares         Stock       Paid-in
                                                          Amount      Capital

Balance, December 31, 2002                 8,500,000   $    8,500   $   (8,300)

November 25, 2003, common stock issued
for recapitalization                       2,095,000        2,095       (2,095)

Foreign currency translation adjustment            -            -            -

Operating loss December 31, 2003                   -            -            -

Balance, December 31, 2003                10,595,000       10,595      (10,395)

Foreign currency translation adjustment            -            -            -

Operating Income December 31, 2004                 -            -            -

Balance, December 31, 2004                10,595,000       10,595      (10,395)

Foreign currency translation adjustment            -            -            -

Operating Income December 31, 2005                 -            -

Balance, December 31, 2005                10,595,000       10,595      (10,395)

Foreign currency translation adjustment            -            -            -

Operating Income September 30, 2006                -            -            -

Balance, September 30, 2006               10,595,000   $   10,595   $  (10,395)






                                          Retained      Treasury         Total
                                          Earnings      Stock
                                         (Deficit)

Balance, December 31, 2002                $ 178,805       -          178,353

November 25, 2003, common stock issued
for recapitalization                              -       -                -

Foreign currency translation adjustment           -       -           (7,427)

Operating loss December 31, 2003           (102,719)       -        (102,719)

Balance, December 31, 2003                   76,086       -           68,207

Foreign currency translation adjustment           -       -             9,891

Operating Income December 31, 2004           16,369       -            16,369

Balance, December 31, 2004                   92,455       --            94,467

Foreign currency translation adjustment           -       -               413

Operating Income December 31, 2005          (69,606)      -           (69,606)

Balance, December 31, 2005                   22,849       -            25,274

September 2006 Treasury Stock
repurchased under the cost method
195,000 shares at $.01                          -     ($1,950)              -

Foreign currency translation adjustment           -       -             (2,428)

Operating lncome September 30, 2006          22,358       -             22,358

Balance, September 30, 2006               $  45,207     ($1,950)     $  43,254
                                                               -

                       CAL-ALTA AUTO GLASS, INC.
                Consolidated Statements of Cash Flows
                                                      Nine Months   Nine Months
                                                        Ended          Ended
                                                     September 30, September 30,
                                                        2006             2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $ 22,358    $(5,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense                            1,868       2,218
Change in assets and liabilities
(Increase) decrease in accounts receivable                   (25,542)   (55,278)
(Increase) decrease in notes receivable                       (5,705)      (235)
(Increase) decrease in inventory                                 (59)       (33)
(Increase) decrease in prepaid expenses                       (1,144)      (142)
(Increase) decrease in investments                             5,060       (137)
(Increase) decrease in deposits                                  (35)       (21)
(Increase) decrease in provision for earned discounts         25,635       3,960
Increase (decrease) in accounts payable                       38,036       9,230
Increase (decrease) in accounts payable - (a related party)        -     91,029
Increase (decrease) ib loans payable - (a related party)       1,950           -
Increase (decrease) in bank overdraft                        (24,141)   (20,759)
Increase (decrease) in taxes payable                           4,769       2,207
Net cash provided (used) by operating activities              41,100      26,541
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities                   -           -
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable - related party               (37,444)   (28,674)
Repurchase of Treasury Stock                                  (1,950)          -
Net cash provided (used) by financing activities             (39,394)   (28,674)
Effect of exchange rate changes on cash                       (3,656)      2,133
Net increase (decrease) in cash                                  -        -
Cash at beginning of period                                      -
Cash at end of period                                    $       -    $   -
Supplemental cash flows disclosures:
Cash paid during year for interest                        $  1,982    $  1,929
Cash paid during year for income taxes                    $      -    $   -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited consolidated financial statements. The results of operations for periods ended September 30, 2006 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of September 30, 2006, the Company has $86,201 in total current assets, compared to total current assets of $79,270 as of December 31, 2005. The major factor in the increase of current assets was a $25,978 increase in accounts receivable and a $5,805 increase in loans receivable. Discounts receivable which are due from a related party, were down $26,072 due to being collected on. Although current assets increased, some of this increase is due to the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.13. Currently the current assets are comprised of $68,754 in accounts receivable, $ 1,346 in inventory, $ 12,551 in loans receivable and $3,550 in prepaid expenses.

     As of September 30, 2006, the Company has $114,634 in total current liabilities compared to $93,702 as of December 31, 2005. Accounts payable increased approximately $38,700, however, the bank overdraft decreased by $24,553 and GST payable increased approximately $5,400. Also, contributing to the increase in liabilities is the currency conversion rate of the operating subsidiary. The conversion rate is favorable to the Company when comparing assets as of December 31, 2005, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.30 to 1.13.

   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.2 CIBC bank overdraft agreement for full details). If the Company were to become insolvent
Mr. Aiello, would be responsible for the repayment of the overdraft. As of September 30, 2006, the bank overdraft position was $19,797 (US Dollars).

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

 For the three months ending September 30, 2006, the Company had a net income of $16,569, compared to net income of $39,164 for the same period of 2005. Advertising expenses increased $9,549 for the third quarter of 2006 compared to the same period of 2005. General and administrative costs were higher by $258, when comparing the third quarter of 2006 to the same period of 2005. However, due to the effect of the decrease in foreign exchange rates general and administrative expenses in the operating subsidiary actually dropped. The Company experienced a $2,123 decrease in repairs and maintenance and an approximate $2,600 decrease in utilities/telephone expense. Salaries and wages also increased approximately $25,910, due to increased business. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $350,654 for the three months ended September 30, 2006, compared with $282,675 for the same period last year. Management believes the increase in revenues when comparing the second quarter of 2006, to the same period the year before is due to multiple factors. The Company has raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. Due to the decrease in currency exchange rates the increase in revenues would have been approximately $25,000 lower, had the currency conversion rate been the same as the same period the year before. It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended

September 30, 2006, was 54%, compared to 47% for the same period the year before. Management has not yet identified the driving factor behind this increase.

     For the nine months ending September 30, 2006, the Company had net income of $22,358, compared to a net loss of $5,498 for the same period of 2005. Advertising expenses increased approximately $10,000 for the first nine months of 2006 compared to the same period of 2005. Contributing for almost all of this increase was the drop in foreign currency exchange rates between the United States and Canada. General and administrative costs were higher by $15,096, when comparing the first six months of 2006 to the same period of 2005. Approximately $9,000 of this increase occurred in the first quarter of 2006 and was related to professional fees and employee benefits. There is also a $7,060 increase in consulting fees when comparing the first nine months of 2006, with the same period the year before. This increase is due to expenses the Company has incurred as the Company attempts to trade publicly on a exchange. Salaries and wages also increased approximately $45,000, due to increased business. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $847,132 for the nine months ended September 30, 2006, compared with $629,567 for the same period last year. Management believes the increase in revenues when comparing the first half of 2006, to the same period the year before is due to multiple factors. There has been a warm summer, which causes cracks to expand in windshields from the heating and cooling of the glass. Also, the Company has raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. Due to the decrease in interest rates, the increase in revenues would have been approximately $60,000 lower, had the currency conversion rate been similar to the rate used as of September 30, 2005. It should be noted that cost of goods sold as a percentage of sales when comparing the nine months ended September 30, 2006, was 53%, compared to 50% for the same period the year before. Management has not yet identified the driving factor behind this increase.

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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.


 ITEM 2. CHANGES IN SECURITIES

         In September 2006, the Company repurchased 195,000 shares of common stock at $.01 per share or total consideration of $1,950 and has accounted for this transaction under the cost method of accounting for treasury stock. This repurchas was associated with the Company attempting to clear comments with the NASD in the hopes of trading on a public exchange.

     As of November 14, 2006, the Company has 10,595,000 shares of common stock issued and outstanding.

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








                                                     CAL ALTA AUTO GLASS, INC.


                      Date: November 14, 2006        By: /s/ Frank Aiello
                                                      -------------------
                                                             Frank Aiello
                         President/CEO/Principal Accounting Officer/ Dir.


                      Date: November 14, 2006       By: /s/ Denise Aiello
                                                      -------------------
                                                            Denise Aiello
                                        Secretary, Treasurer and Director