Form 10KSB/A
period 2005-12-31
Cal Alta Auto Glass Inc
filed 2006-12-15
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                                (Amendment No.3)


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

                                    x YES NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]


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

This 10KSB/A is being re-filed to add the disclosure required by Rule 12b-2 of the Exchange Act. No change has occurred anywhere else in the filing than the additional disclosure on the cover page.























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