Form 10QSB/A
period 2006-03-31
Cal Alta Auto Glass Inc
filed 2006-12-15
CIK 1321724

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

This 10QSB/A is being re-filed to add the disclosure required by Rule 12b-2 of the Exchange Act. No change has occurred anywhere else in the filing than the additional disclosure on the cover page.



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

/s/ Armandi C. Ibarra
- ----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

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