Form 10KSB
period 2006-12-31
Cal Alta Auto Glass Inc
filed 2007-04-02
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 2006
                        Commission File Number: 000-51227

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

At March 22, 2007, the aggregate market value of the voting stock held by non-affiliates is $ 215,000.


Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                  10,400,000 Shares Outstanding
$0.001 par value                                 as of March 22, 2007

Certain information required by Part III of this Form 10-KSB is included byreference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $1,133,615.

                            CAL ALTA AUTO GLASS, INC.
                                TABLE OF CONTENTS


                                     PART I
                                                                      Page

Item 1.          Description of Business                                 2-5
Item 2.          Description of Property                                 5
Item 3.          Legal Proceedings                                       5
Item 4.          Submission of Matter to a Vote of Security Holders      5


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters 5-7
Item 6.          Managements Discussion and Analysis or Plan of Operation 7-11
Item 7.          Financial Statements                                     12-25
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                  26
Item 8a.        Controls and Procedures                                   26

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    26-27
Item 10.         Executive Compensation                                   27-28
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                           28
Item 12.        Certain Relationships and Related Transactions            29-30
Item 13.        Exhibits and Reports on Form 8-K                          30
Item 14.        Accountants                                               30



SIGNATURES                                                                S-1

ITEM     1.       Description of Business

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

     The Company has heavy competition in the Calgary, Alberta area. In the metropolitan Calgary area it is estimated that there are approximately 109 glass shops. The main Calgary competition is Crystal Glass, with 7 shops, Speedy Glass, with 5 shops, and Apple Glass, with 2 shops. The rest of the market is segregated into Company's owning only 1 or 2 shops in the greater Calgary, Alberta area.

     Management believes the Company has a good competitive position in the Calgary area. This is mostly due to the fact the Company has an exclusive right to be the only auto glass company in the direct mailers, that reach customers in the greater Calgary, Alberta area. This right is only good if the Company continues to advertise. If the Company does not advertise it can lose this right, which management believes could be detrimental to the Company. Management does not currently have any plans to not use this direct mail service.

Research and Development

     The Company has not allocated funds for conducting research and development.

Raw Materials

     The Company does not use any raw materials. Others manufacture all of the products the Company sells.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
 Labor Contracts

     The Company does not have any Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

Employees

     Presently, the Company has 9 employees. This consists of 6 full time and 3 part time employees. All the employees spend 100% of their time working for Cal Alta Auto Glass, Ltd. Management intends to hire additional employees in the United States and Canada only as needed and as funds are available. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Cautionary Statement

     This annual report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product.

Item 2.  Description of Property

     The Company has a resident agent office at 6565 Spencer Street, Las Vegas, NV 89119, Las Vegas, Nevada.

     A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta, T2E6T1 and is rented at approximately $1,700 (US) per month from an unrelated party on a five year lease that expires in May of 2007. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5 and is rented at approximately $2,665 (US) per month from an unrelated party on a five year lease that expired on December 1, 2006. This lease was renegotiated for an additional five years expiring on December 1, 2011 at approximately $3,108 (US) per month.

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

                                                      Part II

Item 5.  Market for Registrants Common Equity and Related Matters

        The Company's shares started trading on the OTC-BB in early March of 2007 under the symbol "CAAG". The Company has approximately thirty nine (39) shareholders, including officers, directors, and control persons. The Company has never paid a dividend, nor does it intent to do so in the foreseeable future. There are no restrictions on the power of the Board of Directors to declare and pay dividends.

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

     As of March 22, 2007, there were approximately 39 holders respectfully of record of the Company's Common Stock. Because the Company started trading in early March of 2007, no trading history is presented herein.

    Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions, which have occurred in the last three years. There have been no sales in this timeframe, therefore, there is nothing presented.

     As of March 22, 2007, the Company has a total of 10,595,00 shares of common stock issued, of which 195,000shares are held as treasury stock. Therefore, the Company has 10,400,000 common shares outstanding..

Description of Securities

The Company is authorized to issue 25,000,000 shares of Common Stock, par value $.001 per share. As of December 31, 2006, 10,595,00 shares of common stock were issued, of which 195,000shares are held as treasury stock. Therefore, the Company has 10,400,000 common shares outstanding as of December 31, 2006. The treasury shares were acquired in 2006, therefore as of December 31, 2005, the Company had 10,595,000 common shares issued and outstanding.

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

    Of the Company's total shares outstanding 2,150,000 shares may be sold, transferred or otherwise traded in the public market, should one develop, unless held by an affiliate or controlling shareholder of the Company. Of these 2,150,000 shares, the Company has identified no shares as being held by affiliates of the Company.

     In September 2006, the Company repurchased 195,000 shares of common stock at $.01 per share or total consideration of $1,950 and has accounted for this transaction under the cost method of accounting for treasury stock. This repurchase was associated with the Company attempting to clear comments with the NASD in the hopes of trading on a public exchange.

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


Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Company's results of operations as of the years ended December 31, 2006 and 2005. The Company consolidates the operations of Cal Alta Autoglass, LTD.

Results of Operations

    For the year ended December 31, 2006, the Company had sales of $1,133,615 compared to $822,854 for the same period ended December 31, 2005, with net income of $29,177 compared with to a net loss of $69,605, for the same period respectively. The $310,761 increase in revenues for year ended December 31, 2006 compared to 2005, can be attributed largely in managements opinion to a mild winter in the Calgary area and good economic conditions in the Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. The further strengthening of the Canadian dollar to the US dollar also contributed to approximately $70,000 of this increase. The Canadian dollar exchange rates strengthened from 1.21 for the year average ended December 31, 2005 to 1.13 for the year average ended December 31, 2006. In Canadian dollars, the Company had revenues of $1,261,210 for the year ended December 31, 2006 compared to revenues of $998,667 for the year ended December 31, 2005. Cost of goods sold decreased as a percentage of sales by approximately 5%. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install. Salaries and wages were up approximately $65,000 or almost 50%. This is due to increased wages increases, increased headcount and increased business. General and administrative expenses were up approximately $25,000, with most of this due to the Company incurring additional costs due to becoming a publicly traded company. There was an approximate $20,000 increase in wages and employee benefits. Health and insurance expenses were up approximately $5,500 as the company increased its health insurance payments for employees. The Company also had a gain of $9,457, from selling an investment owned.


                                             Income Statement Summary
                                                    December 31

                                                        2006               2005

Revenues                                          $1,133,615            822,854

Total Operating Costs                              1,111,581            890,196

Net Operating Income                                  22,034            (67,342)

Other Income / (Expense)                               7,142             (2,236)

Net Income / (Loss)                                   29,177            (69,605)

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

    However, it should be noted that in the opinion of management, the greater Calgary area experienced a milder winter. This in turn caused the Company to experience stronger sales demand in the winter than normal. This contributed to the Company having higher revenues for the year ended December 31, 2006 compared to the same period of 2005.

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

Liquidity and Capital Resources

   As of December 31, 2006, the Company has ($32,799) in cash and $133,281 in accounts and loans receivable. This is compared with ($44,350) in cash and $97,410 in accounts and loans receivable as of December 31, 2005. It should be noted that included in the accounts and loans receivable amount for December 31, 2006, is $100,450, which was due from FAA Enterprises (see related party note). This balance is $21,813 as of year-end 2005.

    The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

          For the year ended December 31, 2006, the Company provided cash from operations in the amount of $81,799 compared to cash used from operations of $206,675 for the same period the year before. Contributing to the increase in cash provided from operations when comparing the last two years is that in 2005, the Company paid accounts payable to a related party by $132,603, more than what was paid in 2006. Also, contributing to the increase in cash provided from operations when comparing the last two years is that in 2005, the Company increasing the provision for earned discounts by $15,025, while in the 2006, this amount decreased $26,072. It should be noted that the Company's bank overdraft did decreased $11,551, when comparing 2006 to 2005. There were no cash flows from investing activities. The Company used cash in financing activities to related parties. When comparing 2006 to 2005 the Company loaned $78,637 to related parties compared to borrowing $204,117 in notes to related parties for the year ended December 31, 2005.

       The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stems from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged through its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7%, see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft.

                                                     Balance Sheet Summary

                                                        Dec 31            Dec 31
                                                          2006              2005

Total Current Assets                                  $ 37,847            79,270

Property (net)                                           9,797            11,988

Total Assets                                           148,852           118,976

Current Liabilities                                     97,154            93,702

Total Liabilities                                       97,154            93,702

Total Stockholders Equity                               51,698            25,274

Total Liabilities and
Stockholders Equity                                    148,852           118,976

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

     The Company does intend to use its public status to acquire other companies. Management has not set any parameters on companies it wishes to acquire, nor are there any formal agreements to date to acquire any company. Furthermore, as the Company acquires other companies, the Company may dispose of entities that are under performing or do not fit managements long term goals. Management has not set any criteria for these under performing entities, nor has management decided to dispose of any current operation.

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

Item 7.  Financial Statements and Supplementary Data


      Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Cal Alta Auto Glass, Inc.


We have audited the accompanying consolidated balance sheet of Cal Alta Auto Glass, Inc. and subsidiary (the Company) as of December 31, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Cal Alta Auto Glass, Inc. and subsidiary as of December 31, 2005 were audited by other auditors whose report dated March 3, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal Alta Auto Glass, Inc. and subsidiary as of December 31, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



/s/Chang Park
--------------------
CHANG G. PARK, CPA

February 9, 2007
San Diego, CA. 91910

                                                        As of           As of
                                                    December 31,    December 31,
                                                        2006            2005
                                ASSETS
Current Assets
Cash                                        $               $                 -
Accounts receivable                                      32,831          42,776
Earned discounts receivable
(a related party)                                             -          26,072
Inventory                                                 1,286           1,286
Loan receivables                                              -           6,749
Prepaid expenses                                          3,730           2,387
Total Current Assets                                     37,847          79,270
Net Property & Equipment                                  9,796          11,988
Other Assets
Investment in other companies                                 -           5,146
Loan receivable - (related party)                       100,450          21,813
Deposit                                                     759             759
Total Other Assets                                      101,209          27,718
TOTAL ASSETS                                          $ 148,852       $ 118,976
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  51,339       $  43,791
Bank overdraft                                           32,799          44,350
Loan payable (related pary)                               1,950               -
GST payable                                              11,066           5,561
Total Current Liabilities                                97,154          93,702
Stockholders' Equity
Common stock, ($0.001 par value,
50,000,000 shares
authorized; 10,400,000 and
10,595,000 shares issued and
outstandingas of and December 31, 2006
and 2005, respectivly)                                   10,595          10,595
Paid-in capital                                         (10,395)        (10,395)
Treasury stock                                           (1,950)              -
Retained earnings (deficit)                              52,027          22,849
Foreign currency translation adjustment                   1,421           2,225
Total Stockholders' Equity                               51,698          25,274
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                                $ 148,852       $ 118,976
                                                                              -

                                                Year Ended         Year Ended
                                                December 31,       December 31,
                                                    2006               2005

                                          ------------------ ------------------


Revenues

Income                                          $  1,133,615       $    822,854

                                          ------------------ ------------------

Total Revenues                                     1,133,615            822,854


Costs of Sales
Glass & moldings (related party)                     552,888            412,267
Sub. contractors                                       2,296             34,285

                                          ------------------ ------------------

Total Costs of Sales                                 555,184            446,552

                                          ------------------ ------------------

Gross Profit                                         578,431            376,302

Operating Costs
Depreciation & amortization                            2,601              2,936
Advertising                                          172,986            160,108
Salaries & wages                                     187,863            112,991
General & administrative expenses                    192,947            167,609

                                          ------------------ ------------------

Total Operating Costs                                556,397            443,644

Net Operating Income / (Loss)                         22,034            (67,342)

Other Income (Expenses)
Interest expense                                      (2,315)            (2,263)
Other income                                           9,457                  -

                                          ------------------ ------------------

Total Other Income (Expenses)                          7,142             (2,263)

                                          ------------------ ------------------

NET INCOME (LOSS)                               $     29,176       $    (69,605)

                                          ================== ==================


BASIC EARNING (LOSS) PER SHARE                  $       0.00       $      (0.01)

                                          ================== ==================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         10,529,822         10,595,000

                                          ================== ==================

                                       Common        Common      Additional
                                       Shares        Stock          Paid
                                                     Amount      in Capital

Balance, December 31, 2004             10,595,000       10,595        (10,395)

Foreign currency translation adjustment

Net loss for the year ended
 December 31, 2005


Balance, December 31, 2005             10,595,000       10,595        (10,395)



September 2006 Treasury Stock
 repurchased under the cost method
195,000 shares @ $.01                    (195,000)

Foreign currency translation adjustment

Net lncome for the year ended
 December 31, 2006


Balance, December 31, 2006             10,400,000     $ 10,595      $ (10,395)









                                                Retained     Foreign       Total
                                      Treasury  Earnings    Currency
                                       Stock    (Deficit)  Translation


Balance, December 31, 2004                 -      92,455       2,464      94,467

Foreign currency
translation adjustment                     -           -         413         413

Net loss for the year ended
December 31, 2005                          -     (69,605)          -    (69,605)


Balance, December 31, 2005                 -      22,850       2,877      25,275



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01                 (1,950)          -           -     (1,950)

Foreign currency
translation adjustment                     -           -      (1,456)    (1,456)

Net lncome for the year ended
December 31, 2006                          -      29,176           -      29,176


Balance, December 31, 2006          $ (1,950)   $ 52,026    $  1,421    $ 51,697

                                                     Year Ended      Year Ended
                                                     December 31,   December 31,
                                                        2006             2005

                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                         $  29,177   $ (69,605)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense                           2,601        2,936
Gain on sales of marketable securities                       (9,457)
Change in assets and liabilities
(Increase) decrease in accounts receivable                    9,945     (10,123)
(Increase) decrease in inventory                                  -         (40)
(Increase) decrease in prepaid expenses                      (1,343)       2,713
(Increase) decrease in other assets                               -         (24)
(Increase) decrease in provision for earned discounts        26,072     (15,025)
Increase (decrease) in accounts payable                       7,548        2,293
Increase (decrease) in taxes payable                          5,505      (2,114)
Increase (decrease) in accounts payable (related party)           -    (132,603)

                                                 -------------------------------

Net cash provided (used) by
operating activities                                         70,048    (221,592)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in notes receivable                       6,749        1,788
(Increase) decrease in investment                            14,603        (160)
Change in notes receivable - related party                  (78,637)     204,117

                                                 -------------------------------

Net cash provided (used) by
investing activities                                        (57,285)     205,745

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft                       (11,551)      13,289
Increase (decrease) in loan payable                           1,950            -
Change in treasury stock                                     (1,950)           -

                                                 -------------------------------

Net cash provided (used) by
financing activities                                        (11,551)      13,289

Effect of exchange rate changes on cash                      (1,212)       2,558

                                                 -------------------------------

Net increase (decrease) in cash                                   -            -

Cash at beginning of year                                         -            -

                                                 -------------------------------

Cash at end of year                                      $       -     $       -

                                                 ===============================

Supplemental cash flows disclosures:

Cash paid during year for interest                        $   2,315    $   2,263

                                                 ===============================

Cash paid during year for income taxes                   $            $        -

                                                 ===============================

Supplemental Schedule of
Non-Cash Activities:

Common stock issued for services                         $            $        -

                                                 ===============================

Treasury stock                                           $            $        -

                            CAL-ALTA AUTO GLASS, INC.
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005




NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Cal Alta Auto Glass, Inc., (the Company) formerly International Sports Marketing Group, Inc., was incorporated October 14, 1999. Cal Alta Auto Glass, Ltd., of Canada was incorporated under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry.

In late 1997, Cal Alta Auto Glass, Ltd. divested of all of its auto glass operating assets to Pro Glass Industries, Inc. (Pro Glass), a Calgary, Alberta company with common ownership. Pro Glass traded as a public entity starting in the fourth quarter of 2001. However, due to market conditions at the time, Pro Glass was not able to implement its full business model, which called for an auto glass distribution arm and an auto glass warranty operation. Therefore, management decided it would be in the best interest of the shareholders to make the auto glass operation of Pro Glass private again; while merging the parent company with another entity that could provide value to its shareholders.

However, on September 10, 2002, Pro Glass entered into an Agreement and Plan of Reorganization by and between the Company and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass, acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass. As part of the merger Pro Glass, agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock, which was owned by Mr. Aiello. Pro Glass entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the Micro Signal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, upon completion of the repurchase of the auto glass assets immediately transferred the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a family owned Calgary, Alberta Corporation where they have been operating since.

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

On November 25, 2003 the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended. Whereas, International Sports Marketing Group, Inc. acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for 8,500,000 shares of common stock. International Sports Marketing Group,
Inc. changed its name to Cal Alta Auto Glass, Inc. Cal Alta Auto Glass, Ltd. (Canadian Co.), is the predecessor due to a reverse merger. The Company is a holding company.

Due to the reverse merger, Cal Alta Auto Glass, Ltd., became the subsidiary holding company of the Company. The underlying reason for the merger was the belief that company gain "public" status in the US, in order to obtain the ability to conduct secondary financing to implement the full business plan of the Company.

Cal Alta Auto Glass, Ltd. sells and installs auto glass products through two Calgary based outlets. Cal Alta Auto Glass, Ltd. replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass for non-auto related applications such as furniture, mirrors, greenhouses, etc., is also sold.

The operating subsidiary will comply with Canadian and Alberta regulations. The Company of Nevada will be the consolidated parent holding company of the Canadian subsidiary and will comply with US regulations. If the Company begins operations of glass shops in the US; the glass shops will operate in accordance with the appropriate US laws as a subsidiary of the Company. Cal Alta Auto Glass, Ltd., operates from two Calgary, Alberta locations. Approximately 40% of annual sales are paid by customers' auto insurance policies with the balance being non-insurance related transactions.


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

d.  Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-comany accounts and transactions have been eliminated in consolidation.

e. Commitments and Contingencies

The Company does not have any commitments or contingencies.

f.  Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Company's inventory is very consistent. As of December 31, 2006 and 2005 the Company had inventory of $1,286.

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

h.  Property and Equipment/ Depreciation

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes; five years for vehicles and equipment and seven years for office furniture. Total depreciation for the year ended December 31, 2006 and 2005 was $2,601 and $2,936, respectively.

i.  Revenue Recognition

The Company recognizes revenue from windshield repairs and replacements at the date the customer's job is completed.

The Company recognizes revenue from windshield repairs and replacements when the following conditions exist:

o Persuasive evidence of an arrangement exists between a customer and the Company (a written and accepted estimate).
o Delivery has occurred or services have been rendered, (job or services for customer(s) has been completed and accepted).
o The Company's price to the customer is fixed or determinable (and accepted).
o        Collectibility is reasonably assured.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Income tax returns are reported to Canada and United States as required by regulatory agencies.

k. Earned Discounts Receivable

Earned discounts receivable represent amounts due back to the Company from its suppliers for discounts earned from purchasing certain quantities of inventory in a year. As of December 31, 2005, the Company is owed $26,072 in earned discounts from Westcan Autoglass Supplies, Inc. (a related party - see note 8). There is no earned discounts due from Westcan Autoglass Supplies, Inc. as of December 31, 2006.

l. GST Payable

GST payable represents sales taxes that are owed by the Canadian operations to the local governments. As of December 31, 2006 and 2005, the Company owed $11,066 and $5,561 in GST payable, respectively.

m. New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The companuy is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial Statements.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109" (FIN
48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The company is still assessing the impacts of the adoption of FIN 48.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB ratified the EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement no. 43" (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company is required to apply the provision of EITF 06-2 at the beginning of fiscal year 2007. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The company is currently evaluating the impact that SFAS No. 43 will have on its consolidated financial statements.


NOTE 3.  OPERATING LEASES

The Company leases two locations, both under an operating leases, one expires on December 1, 2011 and and the other expires on April 30, 2007. Rent expense for the year ended December 31, 2006 and 2005 were $58,744 and $56,127, respectively. The Company also leases a vehicle under a operating lease that expires in July 2008. Lease expenses for the vehicle for the year ended December 31, 2006 and 2005 and were $6,741 and $6,312, respectively. At December 31, 2006, minimum annual rental commitments under the property non-cancelable lease were as follows:
                  Year     Minimum Lease Payments
       ----------------- -----  ----- ------------------------------------------
       ----------------- -----  ----- ------------------------------------------
                    2007     $ 64,645
                    2008     $ 41,130
                    2009     $ 37,303
                    2010     $ 37,303
                    2011     $ 34,194

    Total                   $  214,575


NOTE 4.  PROPERTY & EQUIPMENT

Components of property and equipment include the following as of:

                                       December 31, 2006      December 31, 2005
                                    -------------------------------------------
                                    -------------------------------------------
Office Equipment                                      $ 24,005         $ 24,014
Automobile                                               1,312              969
                                    -------------------------------------------
                                    -------------------------------------------
Total Office Equip. & Automobile                        25,317           24,983
Accumulated Depreciation                               (15,520)         (12,995)
                                    -------------------------------------------
                                                     --------------------------
Net Property and Equipment                            $  9,797         $ 11,988
                                    ===========================================

NOTE 5.  INVESTMENT IN OTHER COMPANIES

The 2005 investment in other companies represents 15,000 shares of common stock in Triad industries, Inc. Triad Industries, Inc., trades on the OTC-BB under the symbol "TDII". The investment is recorded at its historical cost. This investment was liquidated in 2006, for a gain of $9,457


NOTE 6.  INCOME TAXES

Net operating losses expire twenty years from the date the loss was incurred for US tax purposes. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Company's deferred tax asset.

At December 31, 2006 the Company has no operating and capital losses carryfoward for US tax purposes.

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

However, at December 31, 2006, the Company has operating and capital losses carryfoward for Canadian tax purposes, through its subsidiary Cal Alta Auto Glass, Ltd. The tax benefits resulting for the purposes have been estimated as follows:

                                                              December 31, 2006



Loss carryforward at December 31, 2005                                 $ 69,605
Net Income for Year ended12/31/06                                        29,177
                                                                      ---------
Loss carryforward at December 31, 2006                                   40,428

Deferred tax benefit                                                   $ 11,724
Valuation allowance                                                     (11,724)

                                                      -------------------------
Net income tax benefit                                                 $      0
                                                                ===============

The net operating loss expires ten years from the date the loss was incurred for Canadian tax purposes. Income tax returns are reported to Canada and United States as required by the regulatory agencies.


NOTE 7.  RELATED PARTY TRANSACTIONS

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

FAA Enterprises (a related party) owes the Company loans receivable of $100,450 and $21,813 as of December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the receivable to FAA Enterprises increased $78,637. During 2005, the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned 100% by Frank Aiello, the Company's president.

NOTE 8.  FOREIGN CURRENCY TRANSLATION

Accounting for Cal Alta Auto Glass, Ltd. is conducted in Canadian currency. As per our audit we convert figures on a period basis in accordance with FASB # 52. The functional currency is in US Dollars. The Companies balance sheets as of December 31, 2006 and 2005 were translated at their period ended rate of $1.16640 and $1.6600, respectively. Statements of operations and cash flows were reported on the weighted average for the twelve months ended December 31, 2006 and 2005 as required by FASB # 52. The weighted average for the year ended December 31, 2006 and 2005 where $1.13461 and $1. 21173, respectively.

NOTE  9.  COMMON STOCK

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

In September 2006 the Company repurchased 195,000 shares of stock at $0.01.

As of December 31, 2006 there were 10,400,000 shares of common stock outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

o        Common stock, $ 0.001 par value: 50,000,000 shares authorized;
         10,595,000 shares issued, of which 195,000 are held as treasury stock, therefore there are 10,400,000 shares outstanding.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8a. Controls and Procedures

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Officers have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                               Part III

Item 9.  Directors, Executive Officers, Control Persons


      The following table sets forth information with respect to the current directors and executive officers of the Company.


         Name and
         Address                             Position

         Frank Aiello                       President / Director

         Denise Aiello(1)                      Sec/Director

         Mason Graf(2)              Director

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

         Frank Aiello, 53, President/Director

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

         Denise Aiello, 43, Secretary/Director

Mrs. Aiello, has had a very limited role for the last several years in Cal Alta Auto Glass, Ltd. Mrs. Aiello's primary role has been assisting Mr. Aiello, when needed in decision making for the Canadian company, due to it being family held prior to the reverse merger in November 2003.

           Mason Graf, 27, Director

Mr. Graf, has been an assistant manager of the auto glass shops for the last 4 years, prior to this he was an auto glass installer for the company. Mr. Graf, has spent the last ten years learning the auto glass industry at the Company's locations.

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

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. The officers and directors of the Company filed these reports in March of 2007, in compliance with 16(a) of the exchange act.

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

Officer and directors received the following compensation for the years ended December 31, 2004, December 31, 2005, and December 31, 2006.

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

                                                                      Restricted
                                                                           Stock
Name                                   Year     Salary          Bonus     Awards


Frank Aiello, President                 2006           0           0           0
Director                                2005     $12,386           0           0
                                        2004           0           0           0

Denise Aiello, Secretary                2006           0           0           0
Director                                2005           0           0           0
                                        2004           0           0           0

Mason Graf, Director                    2006     $15,149           0           0
                                        2005           0           0           0
                                        2004      11,065           0           0




Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of March 22, 2007, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

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

 For the year ended December 31, 2006, Cal Alta purchased $239,574 in auto glass and moldings from Westcan Autoglass Supplies, Inc. This amount includes $1,286, in auto glass held in inventory as of December 31, 2006.

For the year ended December 31, 2005, Cal Alta purchased $167,202, in auto glass and moldings from Westcan Autoglass Supplies, Inc. This amount includes $1,286, in auto glass held in inventory as of December 31, 2005. Also as of December 31, 2005, Westcan Autoglass Supplies, Inc. owed the Company $26,072 in earned discounts.

FAA Enterprises (a related party) owes the Company loans receivable of $100,450 and $21,813 as of December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the receivable to FAA Enterprises increased $78,637. This was a loan and a fair market interest rate is being negotiated. During 2005, the Company reduced its payable to Westcan Autoglass Supplies, Inc. with the FAA note receivable. FAA Enterprises and Westcan Autoglass Supplies, Inc. are majority owned by Frank Aiello, the Company's president. At of December 31, 2006 FAA Enterprises balance due to the Company was $100,450.The receivable currently is not interest bearing and is callable at anytime. There are no formal loan agreements between the Company and Mr. Aiello or any due dates. The original amount of this receivable was $1,048 when the receivable started in October of 2002. The majority of the loan stems from FAA Enterprises being the private investment company of the company president Frank Aiello. Mr. Aiello deemed the business model of the Company to be imperative upon having a glass supplier in which the Company could purchase glass at wholesale prices. FAA Enterprises invested this capital in Westcan Autoglass to create a glass distribution operation, whereas Cal Alta now receives wholesale pricing.

It should be noted, that throughout the period in which Cal Alta has purchased auto glass and supplies from Westcan Autoglass Supplies, the terms for Cal Alta have been at least as favorable as the Company could have obtained from unrelated parties.



Item 13.  Exhibits and Reports on 8-K

23.1         Consent Letter
31.1         Certification of the CEO Pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002
32.1 Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1         Bank Overdraft Agreement as previously filed

                           List of documents filed as part of this report:
                           (a) Exhibits


ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA (until August 8, 2006) and Chang G. Park, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2006: $17,600; and 2005: $10,900.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, (until August 8, 2006) and Chang G. Park, CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, (until August 8, 2006) and Chang G. Park, CPA for tax compliance, tax advice, and tax planning is as follows: 2006 $0 and 2005: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Armando C. Ibarra, CPA, (until August 8, 2006) and Chang G. Park, CPA other than the services reported above: $0.

                                     Part IV

                                   Signatures

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                         CAL ALTA AUTO GLASS, INC.

                                         By:/s/ Frank Aiello
                                         Frank Aiello, President/CEO/ Principal
                                         Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                               Title                           Date


/s/ Frank Aiello_    President/CEO/ Principal Accounting Officer    3/28/2007
----------------
Frank Aiello


/s/ Denise Aiello    Sec. / Treas                                   3/28/2007
-----------------
Denise Aiello