Form 10QSB
period 2007-03-30
Cal Alta Auto Glass Inc
filed 2007-05-15
CIK 1321724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2007

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class              Issued and Outstanding as of May 14, 2007
  Common Stock, $0.001                            10,400,000

                                                 TABLE OF CONTENTS


                                           PART 1. FINANCIAL INFORMATION

                                Heading                                  Page

Item 1.     Consolidated Financial Statements                             1-2

                Consolidated Balance Sheets December 31, 2006
                And March 31, 2007                                        3

               Consolidated Statements of Operations for the three months
               Ended March 31, 2007 and 2006                              4

               Consolidated Statements of Stockholders Equity             5

               Consolidated Statements of Cash Flows for the three months
               Ended March 31, 2007 and 2006                              6

               Notes to Consolidated Financial Statements                 7-8

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      9-11

Item 3.     Controls and Procedures                                       11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                            11

Item 4.     Submission of Matter to be a Vote of Securities Holders       11

Item 5.     Other Information on Form 8-K                                 11

Item 6.     Exhibits and Reports on 8K                                    11

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

     The un-audited balance sheet of the Company as of March 31, 2007, and the related balance sheet of the Company as of December 31, 2006, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006, and the statement of stockholders equity for the period of December 31, 2004 to March 31, 2007 are included in this document.

     Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary


We have reviewed the condensed consolidated accompanying balance sheet of Cal Alta Auto Glass, Inc. and subsidiary as of March 31, 2007, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the three months ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/s/ Chang G. Park
----------------------------
Chang G. Park, CPA

May 8, 2007
Chula Vista, California

                            Cal Alta Auto Glass, Inc.
                           Consolidated Balance Sheet

                                     ASSETS

                                                     (Unaudited)
                                                        As of          As of
                                                       March 31,    December 31,
                                                         2007         2007

Current Assets
Accounts receivable                                  $  37,292        $  32,831
Inventory                                                1,298            1,286
Prepaid expenses                                         3,764            3,730
Total Current Assets                                    42,354           37,847
Net Property & Equipment                                 8,956            9,796
Other Assets
Loan receivable - (a related party)                     91,150          100,450
Deposit                                                    766              759
Total Other Assets                                      91,916          101,209
TOTAL ASSETS                                         $ 143,226        $ 148,852
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                     $  71,958        $  51,339
Bank overdraft                                          42,814           32,799
Loan payable - (a related party)                         1,950            1,950
GST payable                                              5,219           11,066
Total Current Liabilities                              121,941           97,154
Stockholders' Equity
Common stock, ($0.001 par value,
50,000,000 shares
authorized; 10,400,000 shares
issued and outstanding as of
March 31, 2007 and
December 31, 2006)                                      10,595           10,595
Paid-in capital                                        (10,395)         (10,395)
Treasury stock                                          (1,950)          (1,950)
Retained earnings                                       21,943           52,027
Foreign currency
translation adjustment                                   1,091            1,421
Total Stockholders' Equity                              21,285           51,698
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                               $ 143,226        $ 148,852

                  CAL ALTA AUTO GLASS INC.
            Consolidated Statement of Operations
                       (Unaudited)
                                               Three Months       Three Months
                                                  Ended              Ended
                                                  March 31,         March 31,
                                                   2007              2006
Revenues
Income                                         $    190,945        $    156,175
Total Revenues                                      190,945             156,175
Costs of Sales
Glass & moldings                                    104,862              85,933
Sub. contractors                                          -               7,030
Total Costs of Sales                                104,862              92,963
Gross Profit                                         86,083              63,212
Operating Expenses
Depreciation & amortization                             906                 613
Advertising                                          32,980              35,683
Salaries & wages                                     30,181              25,957
Administrative expenses                              51,321              37,765
Total Operating Expenses                            115,387             100,018
Operating Income / (Loss)                           (29,304)            (36,806)
Other Income (Expenses)
Interest expense                                       (779)               (786)
Total Other Income (Expenses)                          (779)               (786)
NET INCOME (LOSS)                              $    (30,083)       $    (37,592)
BASIC EARNING (LOSS) PER SHARE                 $      (0.00)       $      (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        10,595,000          10,595,000

                            CAL ALTA AUTO GLASS INC.
                  Statement of Changes in Stockholders' Equity
             For the Period from December 31, 2004 to March 31, 2007
                                   (Unaudited)


                                        Common       Common      Additional
                                        Shares        Stock         Paid
                                                     Amount      in Capital

    Balance, December 31, 2004         10,595,000        10,595       (10,395)

    Foreign currency translation adjustment

    Net loss for the year ended
     December 31, 2005

    Balance, December 31, 2005         10,595,000        10,595       (10,395)

    September 2006 Treasury Stock
     repurchased under the cost method
    195,000 shares @ $.01                (195,000)

    Foreign currency translation adjustment

    Net lncome for the year ended
     December 31, 2006

    Balance, December 31, 2006         10,400,000        10,595       (10,395)

    Net loss the three months ended
     March 31, 2007

    Balance, March 31, 2007            10,400,000      $ 10,595     $ (10,395)












                                                       Retained       Foreign
                                        Treasury       Earnings      Currency
                                          Stock       (Deficit)     Translation


Balance, December 31, 2004                     -       92,455        2,464

Foreign currency
translation adjustment                         -            -          413

Net loss for the year ended
December 31, 2005                              -      (69,605)           -

Balance, December 31, 2005                     -       22,850        2,877

September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01                     (1,950)           -            -

Foreign currency translation
adjustment                                     -            -       (1,456)

Net lncome for the year ended
December 31, 2006                              -       29,176            -

Balance, December 31, 2006                 (1,950)      52,026        1,421

Net loss the three months ended
March 31, 2007                                  -      (30,083)        (330)

Balance, March 31, 2007                  $ (1,950)    $ 21,943     $  1,091













                                                                        Total


Balance, December 31, 2004                                               94,467

Foreign currency
translation adjustment                                                      413

Net loss for the year ended
December 31, 2005                                                       (69,605)

Balance, December 31, 2005                                               25,275

September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01                                                    (1,950)

Foreign currency translation
adjustment                                                               (1,456)

Net lncome for the year ended
December 31, 2006                                                        29,176

Balance, December 31, 2006                                               51,697

Net loss the three months ended
March 31, 2007                                                          (30,083)

Balance, March 31, 2007                                                $ 21,284

                  CAL ALTA AUTO GLASS INC.
            Consolidated Statement of Cash Flows
                         (Unaudited)

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                         March 31,    March 31,
                                                          2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $(30,083)      $(37,592)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization expense                          906            613
Change in assets and liabilities
(Increase) decrease in
accounts receivable                                       (4,461)         4,874
(Increase) decrease in
notes receivable                                               -              9
(Increase) decrease in
inventory                                                    (12)             1
(Increase) decrease in
prepaid expenses                                             (34)        (5,273)
(Increase) decrease in
deposits                                                      (7)             1
(Increase) decrease in
provision for earned discounts                                 -         26,354
Increase (decrease) in
accounts payable                                          20,619          6,029
Increase (decrease) in
taxes payable                                             (5,847)        (1,238)
Net cash provided (used)
by operating activities                                  (18,919)        (6,222)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in
related party                                             93,000          19,857
Net cash provided (used)
by investing activities                                   93,000          19,857
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in
bank overdraft                                            10,015        (13,658)
Net cash provided (used)
by financing activities                                   10,015        (13,658)
Effect of exchange rate
changes on cash                                             (396)           675
Net increase (decrease) in cash                                -              -
Cash at beginning of period                                    -              -
Cash at end of period                                   $              $      -
Supplemental cash flows disclosures:
Cash paid during period for interest                    $    779       $    786
Cash paid during period for income taxes                $              $      -

                            CAL-ALTA AUTO GLASS, INC.
            Notes to the Condensed Consolidated Financial Statements
                              As of March 31, 2007


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31 2007 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 2007, the Company has $42,354 in total current assets, compared to total current assets of $37,847 as of December 31, 2006. The major factor in the increase of current assets was a $4,461 increase in cash. Although current assets increased, the increase could have been higher. An unfavorable move in the currency conversion rate of the operating subsidiary (Canadian) to the reporting currency of the parent company (U.S.), decreased the overall increase. The conversion rate is slightly unfavorable to the Company when comparing assets as of December 31, 2006, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.13 to 1.15. Currently the current assets are comprised of $37,292 in accounts receivable, $ 1,298 in inventory, and $3,764 in prepaid expenses.

     As of March 31, 2007, the Company has $121,941 in total current liabilities compared to $97,154 as of December 31, 2006. Accounts payable increased approximately $20,620, due to increased business, the bank overdraft increased by approximately $10,000 and GST payable decreased approximately $5,800. The conversion rate is also slightly favorable to the Company when comparing liabilities as of December 31, 2006, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.13 to 1.15. Without the effect of the change in currency on a comparative basis liabilities would have been approximately $2,000 higher.

   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of March 31, 2007, the bank overdraft position was $42,814 (US Dollars).

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


Results of Operations

      It should be noted that when comparing results of operations the difference between the annual currency exchange rates between the US and Canadian dollar. The slight decline (approximately 2.5% when comparing the quarter ended March 31, 2007, with the December 31, 2006) of the Canadian dollar relative to the US Dollar has caused the expenses such as advertising and administrative costs to appear to have decreased on a comparable basis in US dollars, when in fact in Canadian dollar the amount is very similar.

     The Company had revenues of $190,945 for the three months ended March 31, 2007, compared with $156,175 for the same period last year. Management believes the increase in revenues when comparing the first quarter of 2007, to the same period the year before is due to multiple factors. In management's opinion a mild winter in the Calgary area helped contribute to the pick up in revenues. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. The Company has raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended March 31, 2007, was 54%, compared to 59.5% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install.

     For the three months ending March 31, 2007, the Company had a net loss of $30,083, compared to a net loss of $37,592 for the same period of 2006. Contributing to the decreased loss was a drop in advertising expenses $2,703 for the first quarter of 2007 compared to the same period of 2006. General and administrative costs were higher by $13,556, when comparing the first quarter of 2007 to the same period of 2006. Contributing to the increase in general and administrative expenses was a an approximate $4,000 increase in rent expense, an approximate $6,600 increase in accounting fees and an approximate $2,000 increase in consulting fees. The accounting and consulting fees are expected to stay higher than in the past as the Company is now a publicly traded entity. Other than these increases operating expenses were very comparable with the same period of the year before.

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

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of May 14, 2007, the Company has 10,400,000 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Frank Aiello
     99.1 Bank Overdraft Agreement filed by reference on June 29, 2006 8-K filed by reference on April 23, 2007

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                                     CAL ALTA AUTO GLASS, INC.


Date: May 14, 2007                                        By: /s/ Frank Aiello
                                                           -------------------
                                                                  Frank Aiello
                              President/CEO/Principal Accounting Officer/ Dir.