Form 10-Q
period 2007-06-30
Cal Alta Auto Glass Inc
filed 2007-08-17
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-QSB


      (X)             QUARTERLY REPORT PURSUANT TO SECTION 13
OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended June 30, 2007

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class                     Issued and Outstanding
Common Stock $0.001		     as of August 8, 2007
                                           20,300,000








TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION

                                Heading
	                                                        Page

Item 1.     Consolidated Financial Statements       		3-4

                Consolidated Balance Sheets December 31, 2006
                And June 30, 2007    				5

            Consolidated Statements of Operations for the six
                months Ended June 30, 2007 and 2006       	6

               Consolidated Statements of Stockholders Equity	8

               Consolidated Statements of Cash Flows for the six
                months Ended June 30, 2007 and 2006      	11

               Notes to Consolidated Financial Statements	12-15

Item 2.     Managements Discussion and Analysis and
                Result of Operations     			15-18

Item 3.     Controls and Procedures       			18-19

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                			19

Item 2.    Changes in Securities
               Defaults Upon Senior Securities 			19

Item 4.     Submission of Matter to be a Vote of Securities
             Holders                				19

Item 5.     Other Information on Form 8-K    			19

Item 6.     Exhibits and Reports on 8K				19-20

                Signatures
























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

     The un-audited balance sheet of the Company as of June 30, 2007, and the related balance sheet of the Company as of December 31, 2006, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2007 and June 30, 2006, and the statement of stockholders equity for the period of December 31, 2004 to June 30, 2007 are included in this document.

     Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.









 Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary

We have reviewed the condensed consolidated accompanying balance sheet of Cal Alta Auto Glass, Inc. and subsidiary as of June 30, 2007, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the six months and three months ended June 30, 2007. These financial statements are the responsibility of the Company's management.

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


/s/ Chang G. Park
____________________________
Chang G. Park, CPA

August 13, 2007
Chula Vista, California







































CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets




					(Unaudited)	As of
					   As of      December31
				          June 30        2006
                                            2007

	ASSETS

Current Assets
Cash				$	14,519	  $	-
Accounts receivable		       103,718 		32,831
Inventory				 1,416		 1,286
Preapid expenses			 4,107		 3,730

Total Current Assets			123,760		37,847

Net Property & Equipement		9,259		9,796

Other Assets
Loan receivable (a related party)	162,012		100,450
deposit					    835		    759

Total Other Assets			162,847		101,209

Total Assets				295,866		148,852


	LIABILITIES & STOCKHOLERS' EQUITY

Current Liabilities
Accounts Payable			197,550		51,339
Bank overdraft				   -		32,799
Loan payable (a related party)		   -             1,950
GST payable				 13,622		11,066

Total Current Liabilities		211,172		97,154

Stockholders' equity
Common stock, ($0.001 par value,
50,000,000 shares authorized;
16,025,000 shares issued and
outstanding as of June 30
2007 and 10,400,000 shares issued
and outstanding as of December 31,
2006				 	 16,220		10,595
Paid in Capital				876,480	       (10,395)
Treasury stock				 (1,950)        (1,950)
Retained earnings	    	       (810,900)	52,027
Foreign currency translation
adjustment				  4,844		 1,421

Total Stockholders' Equity		 84,694	        51,698

TOTAL LIABILITES &
	STOCKHOLDERS' EQUITY		295,866		18,852













 CAL ALTA AUTO GLASS, INC
Consolidated Statement of Operations
(Unaudited)


		Six Months	Six months	Three months	Three months
		ended		ended		ended		ended
		June 30		June 30		June 30		June 30
		2007		2006		2007		2006




Revenues

Income		690,966		496,478		500,021		340,303


Total Revenues  690,966 	496,478         500,021 	340,303



Costs of Sales

Glass &
moldings	357,952 	 248,928 	253,090 	162,995



Sub. contractors      -     	 15,653 	     -   	  8,623



Total Costs of
Sales		357,952 	 264,581 	253,090 	171,618


Gross Profit	333,014 	 231,897 	246,931 	168,685




Operating Expenses

Depreciation &
amortization	  1,409 	   1,243 	    503 	     630

Advertising	 96,412 	  86,153 	   63,432 	   50,470

Salaries & wages 451,880 	  72,126 	  421,699 	   46,169

Consulting	 535,927 	   6,245          534,213 	    6,300

Administrative
expenses	 112,098 	  75,437 	   62,491 	    37,617



Total Operating
Expenses        1,197,725 	 241,204 	 1,082,338 	   141,186


Operating
Income /
(Loss)	         (864,711)	  (9,307)	  (835,407)	    27,499


Other Income (Expenses)

Interest expense   (1,470)	  (1,456)	      (691)	      (670)


Other income	       -   	   16,552 	         -   	     16,552

Interest income	     3,255 	     -   	      3,255 	       -


Total Other
Income (Expenses)    1,785    	   15,096 	       2,564 	      15,882

NET INCOME (LOSS)  (862,926)	    5,789 	    (832,843)	      43,381


 BASIC EARNING
(LOSS) PER SHARE      (0.07)	    0.00 	       (0.08)	        0.00


WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING	   11,620,994 	 10,595,000 	    10,201,682     10,595,000








CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
For the Period from December 31, 2004 to June 30, 2007
(Unaudited)


			Common 		Common		Additional
		        Shares 		Stock		Paid
							in Capital


Balance December
31, 2004 		10,595,000	10,595		(10,395)

Foreign current
translation
adjustment		-		-		-

Net loss for the
year ended december
31, 2005		-		-		-

Balance December
31, 2005		10,595,000	10,595		(10,395)

September 2006 treasury
Stock repurchased under
the cost method
195,000 shares @ $.01	(195,000)	-		-

Foreign currency
translation adjustment	-		-		-

Net income for the
year ended Decemeber
31, 2006		-		-		-

Balance december
31, 2006		10,400,000	10,595		(10,395)

Stock issued for
services rendered on
May 17, 2007 @ $0.28
per share		2,375,000	2,375		662,625

Stock issued for
services rendered
on June 1, 2007
@ $0.07 per shares	3,250,000	3,250		224,250

Net loss for the
three months edende
June 30, 2007		-		-		-

Balance June 30, 2007	16,025,000	16,220		876,480




 			Treasury	Retained	Foreign
			Stock		Earnings	Currency
					(Deficit)	Translation


Balance December
31, 2004 		-		92,455		2,464

Foreign current
translation
adjustment		-		-		413

Net loss for the
year ended december
31, 2005		-		(69,605)	-

Balance December
31, 2005		-		22,850		2,877

September 2006 treasury
Stock repurchased under
the cost method
195,000 shares @ $.01	(1,950)		-		-

Foreign currency
translation adjustment	-		-		(1,456)

Net income for the
year ended Decemeber
31, 2006		-		29,176		-

Balance december
31, 2006		(1,950)		52,026		1,421

Stock issued for
services rendered on
May 17, 2007 @ $0.28
per share		-		-		-

Stock issued for
services rendered
on June 1, 2007
@ $0.07 per shares	-		-		-

Net loss for the
three months edende
June 30, 2007		-		(862,926)	3,423

Balance June 30, 2007	(1,950)		(810,900)	4,844






			Total






Balance December
31, 2004 		94,467
Foreign current
translation
adjustment		413

Net loss for the
year ended december
31, 2005		(69,605)

Balance December
31, 2005		25,275

September 2006 treasury
Stock repurchased under
the cost method
195,000 shares @ $.01	(1,950)

Foreign currency
translation adjustment	(1,456)

Net income for the
year ended Decemeber
31, 2006		29,176

Balance december
31, 2006		51,697

Stock issued for
services rendered on
May 17, 2007 @ $0.28
per share		665,000

Stock issued for
services rendered
on June 1, 2007
@ $0.07 per shares	227,500

Net loss for the
three months edende
June 30, 2007		(862,926)

Balance June 30, 2007	84,964






CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows
(Unaudited)












					Six Months	Six MOnths
					Ended		Ended
					June 30		June 30
					2007		2006


CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)			(862,926)	12,089


Adjustments to reconcile
net loss to net cash
used in operating activities:

Depreciation & amortization expense	  1,409 	  1,243

Common stock issued for services	892,500

Change in assets and liabilities

(Increase) decrease in accounts
receivable				(71,231)	(13,063)

(Increase) decrease in notes
receivable				 -   		(251)

(Increase) decrease in inventory	(130)		 (48)

(Increase) decrease in prepaid expenses	(377)		(5,024)

(Increase) decrease in deposits		 (76)		   (28)

(Increase) decrease in provision
for earned discounts			 -   		19,194

(Increase) decrease in income
tax benefit				 -   		 4,667

Increase (decrease) in accounts
payable					146,211 	 23,398

Increase (decrease) in taxes payable	  2,556 	  5,448

Net cash provided (used) by
operating activities			107,936 	  47,625


CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in related party	 (61,562)	 (30,447)

Net cash provided (used) by
investing activities			 (61,562)	 (30,447)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	  (32,799)	  (6,514)

Change in loan payable			   (1,950)	      -

Change in treasury stock		   (1,950)	      -

Net cash provided (used) by
financing activities			   (36,699)	  (6,514)

Effect of exchange rate changes on cash	     4,844 	  (4,364)

Net increase (decrease) in cash		    14,519 	   6,300

Cash at beginning of period		      -   	    -

Cash at end of period		              -   	    6,300

Supplemental  cash flows disclosures:

Cash paid during period for interest	    1,470 	    1,456

Cash paid during period for income taxes       -   	     -

Non-cash investing and
financing activities:

Stock issued for services to a
related party				   227,500	     -


Stock issued for services to
employees adnd consultants                 665,500	     -









NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2007 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys
December 31, 2006 audited financial statements. The results of operations for periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

However, on September 10, 2002, Pro Glass entered into an Agreement and Plan of Reorganization by and between the Company and MicroSignal Corporation, a Pennsylvania corporation, whereby Pro Glass, acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass. As part of the merger Pro Glass, agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Companys current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignals common stock, which was owned by Mr. Aiello. Pro Glass entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the Micro Signal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, upon completion of the repurchase of the auto glass assets immediately transferred the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass, Ltd., a family owned Calgary,
Alberta Corporation where they have been operating since.


NOTE 2.  OPERATIONS AND DESCRIPTION OF
BUSINESS (CONTINUED)

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

NOTE 3. STOCK ISSUANCES

On May 17, 2007, the Company issued 2,375,000 shares of common stock at $.28 per share for total consideration of $665,000. The shares were issued for the following services. The Company issued 1,372,000 shares for bonuses to key employees for a total of $343,000. The Company also issued 70,000 shares for legal fees for total consideration of $21,000 and further issued 1,075,000 shares for consulting services for total consideration of $301,000. The shares were issued under the 2007 Employee and Consultants Compensation
Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

NOTE 3. STOCK ISSUANCES  (CONTINUED)

       On June 1, 2007, the Company issued 3,250,000 shares of common stock at $.07, or total consideration of $227,550 to FAA Enterprises for services rendered. FAA Enterprises is owned 100% by Frank Aiello our Company President. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.











ITEM 2. Managements Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

     As of June 30, 2007, the Company has $123,760 in total
current assets, compared to total current assets of $37,847 as of December 31, 2006. The major factor in the increase of current assets was a $70,887 increase in accounts receivable. The increase to accounts receivable was driven by a sharp increase in sales when comparing 2007 to 2006. Contributing to the increase in assets was a favorable move in the currency conversion rate of the operating subsidiary (Canadian) to the reporting currency of the parent company (U.S.). The conversion rate of US to Canadian dollars in that period has gone from approximately 1.16 as of December 31, 2006 to 1.06 as of June 30, 2007. Currently the
current assets are comprised of $14,519 in cash, $103,718 in
accounts receivable,      $1,416 in inventory, and $4,107 in prepaid
expenses.

     As of June 30, 2007, the Company has $211,172 in total current liabilities compared to $97,154 as of December 31, 2006. Accounts payable increased $146,211, due to increased business, the bank overdraft decreased by $32,799 and GST payable increased approximately $2,500. The conversion rate is also slightly unfavorable to the Company when comparing liabilities as of December 31, 2006, to now. The conversion rate of US to Canadian dollars in that period has gone from approximately 1.16 to 1.06. Without the effect of the change in currency conversion on a comparative basis, liabilities would have been approximately $20,000 lower as of June 20, 2007.

   The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of June 30, 2007, the bank overdraft position was $0 (US Dollars).

    There are seasonal impacts on the Company's operation;
however, the timing of the impact is hard to pin down but it has to due with the amount of snowfall the Calgary area receives. The more snowfall received in the area, the more rock and gravel that is applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road. Customers typically wait until after the snow season to repair their windshield damage. The customers normally dont have the windshield repaired during snow season due to the rock and gravel that is applied to the roads due to the increased risk of damaging the windshield again. This affects accounts receivable due to many people having their auto glass repair being paid by their insurance company, while the customer is responsible for the deductible. The company after providing the services must wait for processing and payment by the insurance companies.


Results of Operations

      It should be noted that when comparing results of operations the difference between the annual currency exchange rates between the US and Canadian dollar. The increase of the Canadian dollar relative to the US Dollar has caused the expenses such as advertising and administrative costs to appear to have increased on a comparable basis in US dollars, when in fact in Canadian dollars the amount is very similar.

     The Company had revenues of $500,021 for the three months ended June 30, 2007, compared with $340,303 for the same period last year. Management believes the increase in revenues when comparing the second quarter of 2007, to the same period the year before is due to multiple factors. In management's opinion the spring months tend to be when people start replacing auto glass that was damaged in the winter from road gravel which was applied to the icy roads. The Company has also raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended June 30, 2007, was 51%, compared to 50% for the same period the year before.
Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install.

     For the three months ending June 30, 2007, the Company had a net loss of
$832,843, compared to net income of $43,381 for the same period of 2006. Contributing to the loss was an increase in advertising expenses of approximately $13,000 for the second quarter of 2007 compared to the same period of 2006. General and administrative costs were higher by $24,874, when comparing the second quarter of 2007 to the same period of 2006. Contributing to the increase in general and administrative was an approximate $4,000 increase in accounting fees and an approximate $21,000 increase in legal fees.
The increase in legal fees was due to filings the Company made with the SEC and was paid for by the issuance of common stock.
The accounting and legal fees are expected to stay higher than in the past as the Company is now a publicly traded entity. Salaries and wages increased sharply due to bonuses given to key employees. The bonuses totaled $343,000 and were paid by the issuance of common stock. Consulting fees increased approximately $528,000. This increase is due to fees paid to consultants of the company for SEC consulting and acquisition due diligence. The $528,500 was paid to consultants by the issuance of common stock. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $690,966 for the six months ended June 30, 2007, compared with $496,478 for the same period last year. Management believes the increase in revenues when comparing the first six months of 2007, to the same period the year before is due to multiple factors. In managements opinion the spring months tend to be when people start replacing auto glass that was damaged in the winter from road gravel which was applied to the icy roads. The Company also raised rates on some of its installations. Management further feels that the general business climate in the Calgary area is good which is also driving sales. It should be noted that cost of goods sold as a percentage of sales when comparing the six months ended June 30, 2007, was 52%, compared to 54% for the same period the year before.
Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install.

     For the six months ending June 30, 2007, the Company had a net loss of
$862,926, compared to net income of $5,789 for the same period of 2006. Contributing to the loss was an increase in advertising expenses of approximately $10,000 for the second quarter of 2007 compared to the same period of 2006. General and administrative costs were higher by $36,661, when comparing the second quarter of 2007 to the same period of 2006. Contributing to the increase in general and administrative was an approximate $11,000 increase in accounting fees and an approximate $21,000 increase in legal fees. The increase in legal fees was due to filings the Company made with the SEC and was paid for by the issuance of common stock. The accounting and legal fees are expected to stay higher than in the past as the Company is now a publicly traded entity. Salaries and wages increased sharply due to bonuses given to key employees. The bonuses totaled $343,000 and were paid in common stock. Besides the increase due to the bonuses, salary expense was almost double the first quarter of the year due to the heavy increase sales, when comparing the second quarter of 2007 to the first quarter of 2007. Consulting fees increased approximately $528,500. This increase is due to $528,500 in fees paid to consultants of the company for SEC consulting and acquisition due diligence. The $528,500 was paid by the issuance of common stock. Other than these increases operating expenses were very comparable with the same period of the year before.

Sale of Common Capital Stock

         None.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

 Critical Accounting Policies and Estimates

      Managements discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Managements Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Off-Balance-Sheet Arrangements
        As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.

Item 3. Controls and Procedures
     We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive
Officer / Principal Financial Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer / Principal Financial Officer. Based upon that evaluation, the Chief Executive Officer / Principal Financial Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of managements evaluation.

Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.

 ITEM 2. CHANGES IN SECURITIES

         On May 17, 2007, the Company issued 2,375,000 shares of common stock at $.28 per share for total consideration of $665,000. The shares were issued for the following consideration. The Company issued 1,372,000 shares for bonuses to key employees for total consideration of $343,000. The Company also issued 70,000 shares for legal fees for total consideration of $21,000 and further issued 1,075,000 shares for consulting services for total consideration of $301,000. The consulting fees were paid to four individuals for SEC consulting and acquisition due diligence. The shares were issued under the 2007 Employee and Consultants Compensation Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

       On June 1, 2007, the Company issued 3,250,000 shares of common stock at $.07, or total consideration of $227,550 to FAA Enterprises for services rendered. FAA Enterprises is owned 100% by Frank Aiello our Company President. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of August 8, 2007, the Company has 20,300,000 shares of common stock issued and outstanding.

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








      CAL ALTA AUTO GLASS, INC.

    Date: August 8, 2007                   By: /s/ Frank Aiello
                                                 -------------

                                           Frank Aiello

                                       President/CEO/Principal
                                       Accounting Officer/ Dir.