Form 10-Q
period 2007-09-30
Cal Alta Auto Glass Inc
filed 2007-11-20
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-QSB


      (X)             QUARTERLY REPORT PURSUANT TO
 SECTION 13 OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended September 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 193
4 during the
preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell
 company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


           Class       Issued and Outstanding as of November 19, 2007
  Common Stock, $0.001                   20,300,000








TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION

                                Heading        		 	Page

Item 1.     Consolidated Financial Statements          		 1-2

                Consolidated Balance Sheets December 31, 2006
                And September 30, 2007    		         3-4

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2007 and 2006         	    5

               Consolidated Statements of Stockholders Equity       7

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2007 and 2006      	            8

               Notes to Consolidated Financial Statements           9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                              10-11
Item 3.     Controls and Procedures                                11

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                 	   11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                     11

Item 4.     Submission of Matter to be a Vote of Securities
		 Holders     					  12

Item 5.     Other Information on Form 8-K                     	  12

Item 6.     Exhibits and Reports on 8K				 12

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

     The un-audited balance sheet of the Company as of September 30, 2007, and the related balance sheet of the Company as of December 31, 2006, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2007 and September 30, 2006, and
the statement of stockholders equity for the period of December 31, 2005 to September
30, 2007 are included in this document.

     Operating results for the quarter ended September
 30, 2007, are not necessarily
indicative of the results that can be expected for the year ending December 31, 2007.








To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary
(A Development Stage Company)


We have reviewed the condensed consolidated accompanying balance sheet of Cal Alta Auto Glass, Inc. and subsidiary as of September 30, 2007, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the nine months and three months ended
September 30, 2007. These financial statements are the responsibility of the Company's management.

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


/s/ Chang G. Park
____________________________
Chang G. Park, CPA

November 16, 2007
Chula Vista, California


CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets


			(Unaudited)
			As of			As of
			September 30,			December 31,
			2007			2006


ASSETS

Current Assets
Cash  			 $ 	 -   		 $ 	 -
Accounts receivable		 101,090 		 32,831
Inventory			 1,488 			 1,286
Prepaid expenses		 409,316 		 3,730


Total Current Assets	   	 511,894 		 37,847

Net Property & Equipment 	 9,190 			 9,796

Other Assets
Loan receivable -  (a
related party)			 295,812 		 100,450
Deposit				 878 			 759


	Total Other Assets	 296,690 		 101,209

	      TOTAL ASSET $ 	 817,774 	 $ 	 148,852



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	 $ 	 95,570 	 $ 	 51,339
Accounts payable (a
 related party)		 	106,802 		 -
Bank overdraft			 23,540 		 32,799
Loan payable - (a related party) -   			 1,950
GST payable			 17,116 		 11,066


Total Current Liabilities	 243,028 		 97,154

Stockholders' Equity
Common stock, ($0.001 par
value, 50,000,000 shares
authorized 20,300,000
and 10,595,000 shares
issued and outstanding as
of September 30, 2007
and December 31, 2006,
respectively) 			 20,300 		 10,595
Paid-in capital			 1,969,800 		 (10,395)
Treasury stock		 	-   			 (1,950)
Retained earnings       	 (1,419,575)		 52,027
Foreign currency translation
adjustment 		 	4,221 			 1,421


Total Stockholders' Equity	 574,746 		 51,698


TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY 	 $ 	 817,774 	 $ 	 148,852




CAL ALTA AUTO GLASS INC.
Consolidated Statement of operations
(Unaudited)

				Nine months	   Nine Months
				ended		   ended
				September 30	   September 30
				2007		   2006

Revenues

Income			$	1,362,708	$  847,132

Total revenues			1,362,708	   847,132

Cost of Sales

Glass & Molding			719,101		    439,362
Sub. Contractors		    -		     15,653

Total Costs of Sales		719,101  	    455,015

Gross Profit			643,607		    392,117

Operating expenses

Depreciation & amortization	   1,978	      1,868
Advertising			154,788		    132,226
Salaries & wages		911,609		    130,844
Consulting			875,927		      6,245
Administrative expenses		177,161		    113,146

Total Operating Expenses	2,121,462	    384,329

Operating Income / (Loss)	(1,477,855)	     7,788

Other Income (Expenses)
Interest expense		(1,980)		     (1,982)
Other incomes			-		     16,552
Interest income			8,234			-

Total Other Income (Expense)	6,254		     14,570

Net Income (Loss)		(1,471,601)	     22,358

Basic Earnings (Loss)
per share			$(0.10)		     $0.00

Weighted Average number
of common shares outstanding	14,444,084	    10,595,000








				Three months	   Three Months
				ended		   ended
				September 30	   September 30
				2007		   2006

Revenues

Income			$	671,742		$  350,654

Total revenues			671,742		   350,654

Cost of Sales

Glass & Molding			361,149		   190,434
Sub. Contractors		    -		     -

Total Costs of Sales		316,149		   160,220

Gross Profit			310,593		   160,220

Operating expenses

Depreciation & amortization	    569			625
Advertising			 58,376		     46,073
Salaries & wages		459,729		     58,718
Consulting			340,000			-
Administrative expenses		 65,063	    	     37,709

Total Operating Expenses	923,737		    143,125

Operating Income / (Loss)	(613,144)	      17,095

Other Income (Expenses)
Interest expense		(510)	   	    (526)
Other incomes			-		        -
Interest income			4,979			-

Total Other Income (Expense)	4,469		       (526)

Net Income (Loss)		(608,675)	  16,569

Basic Earnings (Loss)
per share			$(0.03)		     $0.00

Weighted Average number
of common shares outstanding	19,998,207	    10,595,000




CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' equity
Foe the perio from december 31, 2004 to September 30, 2007
(Unaidited)

			Common 		Common		Additional
			Shares 		Stock		Paid in
					Amount		capital

Balance December
31, 2005		10,595,000	10,595		(10,395)

September 2006 Treasury
Stock repurchased
under the cost
method 195,000 shares
@ $.01			(195,000)

Foreign curreny
translation

Net income for the
year ended
december 31, 2006

Balance,
Becember 31, 2006	10,400,000	10,595		(10,395)

Treasury Stock				(195)		(1,755)

Stock issued for
service rendered on
May 10, 2007 @ $0.28
per share		1,150,000	1,150		320,850

Stock issued for
bonuses rendered on
May 10, 2007 @ $0.28
per share		1,225,000	1,225		341,775


Stock issued for services
rendered on June 1,
2007 @ $0.07 per
share			3,250,000	3,250		244,250

Stock issued
for services on
July 3, 2007
@ $0.27 per share	1,530,000	1,530		411,570

Stock issued for
bonuses on July 10,
2007 @ $0.25 per share	1,385,000	1,385		344,865

Stock issued for
consulting
services on July 10,
2007 @ $0.25 per share	1,360,000	1,360		338,640

Net loss for the
three months ended
September 30, 2007

Balance
September 30, 2007	20,300,000	$ 20,300	$ 1,969,800



























			Treasury	Retained	Foreign
			Stock		Earnings        Currency
					(deficit)	Translations


Balance December
31, 2005		-		22,850		2,877

September 2006 Treasury
Stock repurchased
under the cost
method 195,000 shares
@ $.01			(1,950)		-		-

Foreign curreny
translation		-		-		(1,456)

Net income for the
year ended
december 31, 2006	-		29,176		-

Balance,
December 31, 2006	(1,950)		52,026		1,421

Treasury Stock		1,950		-		-

Stock issued for
service rendered on
May 10, 2007 @ $0.28
per share		-		-		-

Stock issued for
bonuses rendered on
May 10, 2007 @ $0.28
per share		-		-		-


Stock issued for services
rendered on June 1,
2007 @ $0.07 per
share			-		-		-

Stock issued
for services on
July 3, 2007
@ $0.27 per share	-		-		-

Stock issued for
bonuses on July 10,
2007 @ $0.25 per share	-		-		-
Stock issued for
consulting
services on July 10,
2007 @ $0.25 per share	-		-		-

Net loss for the
three months ended
September 30, 2007			(1,471,601)	2,800

Balance
September 30, 2007	-		$ (1,419,601)	$ 4,221









				TOTAL

Balance December
31, 2005			25,275

September 2006 Treasury
Stock repurchased
under the cost
method 195,000 shares
@ $.01				(1,950)

Foreign curreny
translation			(1,456)

Net income for the
year ended
december 31, 2006		29,176

Balance,
december 31, 2006		51,697

Treasury Stock			-

Stock issued for
service rendered on
May 10, 2007 @ $0.28
per share			322,000

Stock issued for
bonuses rendered on
May 10, 2007 @ $0.28
per share			343,000

Stock issued for services
rendered on June 1,
2007 @ $0.07 per
share				227,500

Stock issued
for services on
July 3, 2007
@ $0.27 per share		413,100

Stock issued for
bonuses on July 10,
2007 @ $0.25 per share		346,250

Stock issued for
consulting
services on July 10,
2007 @ $0.25 per share		340,000

Net loss the
three months ended
September 30, 2007		(1,471,601)

Balance
September 30, 2007		$574,601












CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows
(Unaudited)


			Nine Months		Nine Months
			Ended			Ended
			September 30,		September 30,
			2007			2006


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $ 	 (1,471,601)	$ 	 22,358
Adjustments to
reconcile net loss to
 net cash
used in operating
 activities:
Depreciation &
amortization expense		 1,978 			 1,868
Common stock issued
for services			 1,989,900 		 -

Change in assets and
liabilities

(Increase) decrease
 in accounts receivable		 (68,259)		 (25,542)

(Increase) decrease
in notes receivable		 	- 		 (5,705)

(Increase) decrease
 in inventory			 (202)			 (59)

(Increase) decrease
in prepaid expenses		 (405,586)		 (1,144)

(Increase) decrease
in investments			 - 			 5,060

(Increase) decrease
 in deposits			 (119)			 (35)

(Increase) decrease
in provision for earned discounts - 			 25,635

(Increase) decrease
in income tax benefit		 -   			 -

 Increase (decrease)
 in accounts payable		 151,033 		 38,036

 Increase (decrease)
in taxes payable		 6,050 			 4,769


Net cash provided (used)
by operating activities		 203,194 		 65,241

cASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease
 in related party		 (195,362)		 (37,444)


Net cash provided (used)
 by investing activities	 (195,362)		 (37,444)

cASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
bank overdraft		 	(9,259)			 (24,141)

Change in loan payable		 (1,950)		 1,950

Change in treasury stock	 1,950 			 (1,950)


Net cash provided (used)
by financing activities		 (9,259)		 (24,141)

Effect of exchange
rate changes on cash		 1,427 			 (3,656)


Net increase (decrease) in cash	 -   			 -

Cash at beginning of period	 -   			 -


Cash at end of period	 $ 	 -   		 $ 	 -


Supplemental  cash flows disclosures:

Cash paid during period
for interest		 $ 	 1,980		 $ 	 1,982
Cash paid during
 period for income taxes $ 	 -   		 $ 	 -








NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2007 consolidated financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3. STOCK ISSUANCES

On July 3, 2007 the Company issued 1,530,000 shares of common stock for services @ $0.27 per share.

On July 10, 2007 the Company issued 1,385,000 shares of common stock for employee bonus @ $0.25 per share.

On July 10, 2007 the Company issued 1,360,000 shares of common stock for consulting services @ $0.25 per share.
 lower as of September 30, 2007.

   The Company does from time to time experience significant bank overdraft situations.
The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars).
 There have not been any major
consequences of this overdraft position because the Company
 has never used the
maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not
anticipated to occur. The Company does pay prime plus
 two percent while in this
overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit
99.1 CIBC bank overdraft agreement for full details).
If the Company were to become
insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of
September 30, 2007, the bank overdraft position was $23,540
 (US Dollars).

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


















ITEM 2. Managements Discussion and Analysis of
Financial Condition and Results
of Operations

Liquidity and Capital Resources

     As of September 30, 2007, the Company has $549,556 in total current assets, compared to total current assets of $37,847 as of December 31, 2006. The major factor in the increase of current assets was a $405,586 increase in prepaid expenses. The increase
to prepaid expenses was due to the Company prepaying for investor relations expenses.
Increased sales also caused accounts receivable to increase approximately $68,000.
Contributing to the increase in assets was a favorable move in the currency conversion rate of the operating subsidiary (Canadian) to the reporting currency of the parent
company (U.S.). The conversion rate of US to Canadian
 dollars in that period has gone
from approximately 1.16 as of December 31, 2006 to 1.01
 as of September 30, 2007.
Currently the current assets are comprised of $101,090
 in accounts receivable, $1,488 in
inventory, and $409,316 in prepaid expenses.

     As of September 30, 2007, the Company has $243,028 in total current liabilities compared to $97,154 as of December 31, 2006. Accounts payable increased $151,034, due to increased business, the bank overdraft decreased by $9,260 and GST payable
increased approximately $6,000. The conversion rate is also slightly unfavorable to the
Company when comparing liabilities as of December 31, 2006, to the current period. The conversion rate of US to Canadian dollars in that period has gone from approximately
1.16 to 1.01. Without the effect of the change in currency conversion on a comparative basis, liabilities would have been approximately $30,000


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

     The Company had revenues of $671,742 for the three months ended September 30,
2007, compared with $350,654 for the same period last year.
Management believes the
increase in revenues when comparing the second quarter of 2007, to the same period the year before is due to multiple factors. In management's opinion the spring months tend to be when people start replacing auto glass that was damaged in the winter from road gravel which was applied to the icy roads. The Company has also raised rates on some of its installations. Management further feels that the general business climate in the
Calgary area is good which is also driving sales. Also
 the increase in the Canadian dollar
relative to the US dollar accounts for approximately
 $65,000 of the increase in revenues
when comparing the three months ended September 30,
 2007 to the same period the year
before. It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended September 30, 2007, was 53.7%, compared to 54.3% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install
windshelds.

     For the three months ending September 30, 2007, the Company had a net loss of $608,675, compared to net income of $16,569 for the same period of 2006. Contributing to the loss was an increase in advertising expenses of approximately $12,000 for the third
quarter of 2007 compared to the same period of 2006. General and administrative costs were higher by $27,354, when comparing the third quarter of
 2007 to the same period of
2006. Contributing to the increase in general and administrative was an approximate
$6,000 increase in credit card processing fees due to increased sales volumes, a $5,227 increase in accounting fees and an approximate $8,000 increase in legal fees. The increase in accounting and legal fees was due to filings the
 Company made with the SEC
and was paid for by the issuance of common stock. The accounting and legal fees are expected to stay higher than in the past as the Company is now a publicly traded entity.
Rent expense increased almost $4,500 when comparing the third quarter of 2007 to the
same period of 2006. This is mostly due to a new lease that
 was entered into in 2007.
Salaries and wages increased $401,011 for the three months ended September 30, 2007 to the same period of 2006. The increase was mostly due to bonuses given to key employees. The bonuses totaled $346,250 and were paid by the issuance of common stock. Salary expense further increased due to sharp sales increases and increased wage
amounts due to a tight labor market in Calgary. Consulting
Fees increased approximately
$340,000. This increase is due to fees paid to consultants of the company for SEC consulting and acquisition due diligence. The $340,000 was paid to consultants by the issuance of the Company's common stock. Other than these increases operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $1,362,708 for the nine months ended September 30,
2007, compared with $847,132 for the same period last year. Management believes the increase in revenues when comparing the first nine months of 2007, to the same period the year before is due to multiple factors. In management's opinion the spring months
tend to be when people start replacing auto glass that was
 damaged in the winter from
road gravel which was applied to the icy roads. The Company also raised rates on some of its installations. Management further feels that th e general business climate in the Calgary area is good which is also driving sales. Also the increase in the Canadian dollar
relative to the US dollar accounts for approximately
 $115,000 of the increase in revenues
when comparing the nine months ended September 30, 2007 to the same period the year before. It should be noted that cost of goods sold as a percentage of sales when comparing the nine months ended September 30, 2007, was
 53%, compared to 54% for
the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install.

     For the nine months ending September 30, 2007, the Company had a net loss of
$1,471,601, compared to net income of $22,358 for the same period of 2006. Operating expenses increased $1,737,223, mostly due to the Company becoming publicly traded in
early 2007.Contributing to the loss was an increase in advertising expenses of approximately $22,500 for the third quarter of 2007 compared to the same period of 2006. General and administrative costs were higher by $64,015, when comparing the third quarter of 2007 to the same period of 2006.
Contributing to the increase in general
and administrative was an approximate $15,550, increase in accounting fees and an approximate $29,000 increase in legal fees. The increase in legal fees was due to filings the Company made with the SEC and was paid for by the issuance of common stock. The accounting and legal fees are expected to stay higher than in the past as the Company is now a publicly traded entity. Rent expense increased almost $9,000 when comparing the first nine months of 2007 to the first nine months of
 2006. This is mostly due to a new
lease that was entered into in 2007. Salaries and wages
 increased sharply due to bonuses
given to key employees. The bonuses totaled $689,250 and were paid in common stock.
Besides the increase due to the bonuses, salary expense was almost double for the first nine months of 2007 compared to the same period last year. The salary expense increase
was due to sharp sales increases and increased wage
 amounts due to a tight labor market
in Calgary. Consulting fees increased approximately
 $869,000. This increase is due to
fees paid to consultants of the company for SEC consulting and acquisition due diligence.
$860,400 was paid by the issuance of the Company's common stock. Other than these increases operating expenses were very comparable with the same period of the year
before.

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

 Critical Accounting Policies and Estimates

      Management's discussion and analysis of
financial condition and results of
operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United
States. The preparation of these financial statements
 requires us to make estimates and
judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes,
and contingencies. We base our estimates on historical
 experience and on various other
assumptions that are believed to be reasonable under
 the circumstances, the results of
which form the basis for making judgments about the
 carrying values of assets and
liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management's Discussion and Analysis of Financial
Condition and Results of Operations
reported in our Annual Report on Form 10-KSB for our
 fiscal year ended December 31,
2006.

Off-Balance-Sheet Arrangements

      As of September 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.

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

Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.

 ITEM 2. CHANGES IN SECURITIES

         On July 3, 2007, the Company issued 1,530,000 shares of common stock at $.27 per share for total consideration of $413,100. The shares were issued for the following consideration. The Company issued 30,000 shares for legal fees for total consideration of
$ 8,100 and further issued 1,500,000 shares for inve stor relations services for total consideration of $405,000. The shares were issued under the 2007 Employee and
Consultants Compensation Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule
405 of Regulation C of the 1933 Securities Act.

       On July 10, 2007, the Company issued 2,745,000 shares of common stock at $.25 per share for total consideration of $686,250. The shares were issued for the following consideration. The Company issued 1,385,000 shares for bonuses to key employees for
total consideration of $346,250. The Company also issued
1,360,000 shares for
consulting services for total consideration of $340,000.
 The consulting fees were paid to
three individuals for acquisition due diligence. The
 shares were issued under the 2007
Employee and Consultants Compensation Fund and Plan.
The Company filed an S-8
registration statement and issued the securities
 to employees and consultants in
accordance with rule 405 of Regulation C of the 1933 Securities Act.

     As of November 19, 2007, the Company has
20,300,000 shares of common stock
issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

 23.1 Consent Letter
 31.1 302 Certification of the President
 32.1 906 Certification of Frank Aiello
 99.1 Bank Overdraft Agreement filed by reference on June 29, 2006 8-K filed by reference on April 23, 2007
      8-K filed be reference on May 30, 2007
      8-K filed by reference on June 7, 2007
      8-K filed by reference on October 19, 2007




                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








      CAL ALTA AUTO GLASS, INC.

     Date: November 19, 2007        By: /s/ Frank Aiello
                                            Frank Aiello
            President/CEO/Principal Accounting Officer/ Dir.




S-1