Form 10KSB
period 2007-12-31
Cal Alta Auto Glass Inc
filed 2008-04-14
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
x Annual Report pursuant to Section 13 or 15(D) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

At April 14, 2008 the aggregate market value of the voting stock held by non-affiliates is $ 606,000.


Indicate the number of shares outstanding of each of the
 registrants classes of common stock, as of the latest practicable date.


Common Stock               8,800,000 Shares Outstanding
$0.001 par value             as of April 14, 2008


Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule
14a-101, Schedule 14A.

Traditional Small Business Disclosure Format
(check one):    X      Yes     No

The issuers revenues for its most recent year were $1,721,963.






ii





CAL ALTA AUTO GLASS, INC.
TABLE OF CONTENTS


                   PART I                                               Page
Item 1.          Description of Business             			2-4
Item 2.          Description of Property      				4-5
Item 3.          Legal Proceedings          				5-6
Item 4.          Submission of Matter to a Vote of Security Holders 	6


                         PART II

Item 5.       Market for Common Equity and Related Stockholder Matters  6-7
Item 6.       Managements Discussion and Analysis or Plan of Operation  7-8
Item 7.          Financial Statements  					8
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure  		9
Item 8a.        Controls and Procedures

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act  9-10
Item 10.         Executive Compensation				        10-11
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management   		                        11
Item 12.        Certain Relationships and Related Transactions         	12
Item 13.        Exhibits and Reports on Form 8-K           		12
Item 14.        Accountants


SIGNATURES                				          	S-1
















1

The statements contained in this Report that are not historical facts are "forward-looking statements"
within the meaning of the Private Securities Litigation Reform
 Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such
statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings
with the Securities and Exchange Commission, and that these statements are only estimates or predictions.
No assurances can be given regarding the achievement of future results, as actual results may differ
materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.
 Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

Our ability to market our services to current and new customers and generate customer demand
for our products and services in the geographical areas in which we operate;

The highly competitive nature of our industry;


Our ability to retain key personnel;

The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; and


General economic conditions.



These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may
cause our actual results to be materially different from any future results expressed or implied by us in those statements.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any
obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.













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

     Therefore, on September 10, 2002, Pro Glass Technologies , Inc. entered into an Agreement and Plan of Reorganization by and between Pro Glass Technologies, Inc., and MicroSignal Corporation, a
Pennsylvania corporation, whereby Pro Glass Technologies, Inc., acquired all issued and outstanding shares of MicroSignal in exchange for the issuance of 17,051,344 shares of Pro Glass Technologies, Inc.
As part of the transaction, Pro Glass Technologies, Inc.,
 filed Articles of Merger changing its name to "MicroSignal Corporation". Also, as part of the merger
 Pro Glass Technologies, Inc., agreed, as part of the Reorganization Agreement, to sell back to its President, Frank Aiello, the Company's current auto glass operations. The Agreement of Purchase and Sale of Assets provides for Mr. Aiello to purchase the auto glass business in exchange for the return of a maximum of 150,000 shares of MicroSignal's common stock which was owned by Mr. Aiello. Pro Glass Technologies,
 Inc. entered into this Agreement to sell the auto glass operation to Mr. Aiello, because management of the newly organized entity will be devoting all its time and energy into developing the MicroSignal business. The newly reorganized entity will no longer have the personnel or expertise required to operate the auto glass business. Mr. Aiello, upon completion of the repurchase of the auto glass assets immediately transferred the assets and liabilities of the auto glass operations directly into Cal Alta Auto Glass,
 Ltd., a family owned Calgary, Alberta Corporation where they have been operating since.

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

Marketing

     Cal Alta Auto Glass Technologies, Inc., targets its clients traditionally through print media. The standard methods of advertising include direct mail
 flyers and the yellow pages. Currently, the decisions pertaining to where, and how the Company spends on advertising is performed by Frank Aiello, the Company"s President.

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

Patents, Trademarks, Licenses, Franchises, Concessions,
 Royalty Agreements or Labor Contracts

     The Company does not have any Patents, Trademarks
, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.

Employees

     Presently, the Company has 9 employees. This consists of 5 full time and 3 part time employees. All the employees spend 100% of their time working for Cal Alta Auto Glass, Ltd. Management intends to hire additional employees in the United States and Canada only as needed and as funds are available. In such cases, compensation to management and employees will be consistent  with prevailing wages for
services rendered.



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

Item 2.  Description of Property

     The Company has a resident agent office at 6565
 Spencer Street, Las Vegas, NV 89119, Las Vegas,
Nevada.

     A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta, T2E6T1 and is rented at approximately $3,000 (US) per month from Frank
 Aiello, (the Company"s President) on a three year lease. The lease expires in May of 2010. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5 and is rented at approximately
 $2,665 (US) per month from an unrelated
party on a five year lease that expires in December 2011.

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

Part II

Item 5.  Market for Registrants Common Equity and Related Matters

        The Company"s shares started trading on the OTC-BB
 in early March of 2007 under the symbol
"CAAG". The Company has approximately thirty nine  (39)
shareholders, including officers, directors, and control persons. This figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

..The company stock has, during the fiscal year ending December
31, 2007, traded between $.10 and $.55
per share. The number of shares of common stock, $.001 par value, issued and outstanding of the Company was 18,800,000 as of April 14, 2008.

The Company has never paid a dividend, nor does it intent to do so in the foreseeable future. There are no restrictions on the power of the Board of Directors to declare and pay dividends.

     No securities are currently being offered for sale, nor are there outstanding any options, rights, warrants to purchase, or securities convertible into, the common equity of the Registrant.

The high and low bid price quotations for the common stock,
 as reported NASDAQ are as follows for the periods indicated:

                                      	Low              High

Qtr Ended 3-31-07                        $.15               $.55
Qtr Ended 6-30-07                        $.23               $.32
Qtr Ended 9-30-07                        $.16               $.30
Qtr Ended 12-31-07                       $.10               $.10

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


Changes in Securities / Recent Sales of Unregistered Securities

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

On July 3, 2007, the Company issued 1,530,000 shares of common stock at $.27 per share for total
consideration of $413,100. The shares were issued for the following consideration. The Company issued
30,000 shares for legal fees for total consideration of $ 8,100 and further issued 1,500,000 shares for
investor relations services for total consideration of $405,000
 (the shares issued for investor relations were cancelled in the fourth quarter of 2007, the share issuance representing the investor relations shares were netted out of the transaction in the equity statement for presentation purposes). The shares were issued under the 2007 Employee and Consultants Compensation Fund and Plan.
The Company filed an S-8
registration statement and issued the securities to employees and consultants in accordance with rule 405 of
Regulation C of the 1933 Securities Act.

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

      As of April 14, 2008 the Company has a total of 18,800,00 share s of common stock issued and outstanding.

Description of Securities

The Company is authorized to issue 25,000,000 shares of Common
 Stock, par value $.001 per share. As of
December 31, 2007, and December 31, 2006 there were 18,800,000 and 10,400,000 shares of common
stock were issued and outstanding, respectively.

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

    Of the Company's total shares outstanding 7,575,000 shares may be sold, transferred or otherwise traded in the public market, unless held by an  affiliate  or  controlling shareholder  of the  Company.  Of these
7,575,000 shares, the Company has identified no shares as being held by affiliates of the Company.

     In September 2006, the Company repurchased 195,000 shares of common stock at $.01 per share or total consideration of $1,950 and has accounted for this
 transaction under the cost method of accounting for treasury stock. This repurchase was associated with the Company attempting to clear comments with the NASD in the hopes of trading on a public exchange. The
 Company retired these shares in early 2007.

     Of the 11,225,000 restricted common shares, all of these shares considered restricted securities are held presently by affiliates and/or controlling shareholders of the
 Company.  These shares may be sold
pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general,
under Rule 144 as currently in effect, a person (or persons whos e shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an affiliate of the Company (as the term affiliate is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common Stock, as reported through the automated
quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an affiliate of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for a least two years would be entitled to sell such shares without regard to the resale  limitations of Rule 144.

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


Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Company's results of operations as of the years ended
December 31, 2007 and 2006. The Company consolidates the operations of Cal Alta Autoglass, LTD.

Results of Operations

    For the year ended December 31, 2007, the Company had sales of $1,721,963 compared to $1,133,615 for the same period ended December 31, 2006, with a net
 loss of ($1,626,794) compared with to net income of $29,176, for the same period respectively.
 The $588,348 increase in revenues for year ended
December 31, 2007 compared to 2006, can be attributed largely in managements opinion to a mild winter in the Calgary area and good economic conditions in the
 Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. Also contributing is the Company increasing their advertising spend by approximately 10%.
  The further strengthening of the Canadian dollar to the US dollar also contributed to approximately $245,000 of this increase. The Canadian dollar exchange rates strengthened from 1.13 for the year average ended
December 31, 2006 to .93 for the year average ended December 31, 2007. Cost of goods sold decreased as a percentage of sales by approximately 2%.
Management attributes the decrease in cost of goods sold
 due to better pricing on higher volume and not using subcontractors to install. Salaries and wages were up approximately $776,239. $689,200 of this increase is due to the Company rewarding their staff with stock based bonuses. The bonuses are for key employees who are important to the daily operations. The remaining increase is due to increased wages and increased business so there are more overall payroll hours.
Bad debt expense increased $44,000. This was due to the Company being unable to obtain year end confirmations from the insurance companies who had significant accounts receivable balances. General and administrative expenses were up approximately
$185,000. Approximately $108,000 of the general and administrative increase is a management fee expense to Frank Aiello, the Company's President. Accounting costs increased almost $20,000 due to the Company incurring additional costs due to being a publicly traded company. Credit card transaction fees also increased almost $10,000 and shop supplies increased almost $5,000 as the Company experienced greater business volumes. Advertising expenses increased approximately $37,000 as the Company advertised in more phonebooks and mailers than in the past. Consulting expenses were up $870,095 as the Company incurred significant expenses due to being publicly traded.








Income Statement Summary
December 31

				2007                 2006
Revenues             	       $ 1,721,963             $ 1,133,615

Total Operating Costs            3,342,983               1,111,581

Net Operating Income / (Loss)   (1,621,020)    	            22,034

Other Income / (Expense)	     4,226                   7,142

Net Income / (Loss)	         (1,616,794)                29,177

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

    However, it should be noted that in the opinion of management, the greater Calgary area experienced a milder winter. This in turn caused the Company to experience stronger sales demand in the winter than normal. This contributed to the Company having higher revenues for the year ended December 31, 2007 compared to the same period of 2006.

   In managements opinion the Calgary region is experiencing a strong business climate, which has helped the Company continue to grow.

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

Liquidity and Capital Resources

   As of December 31, 2007, the Company has $73,110 in cash and $348,447 in accounts and loans receivable. This is compared with ($32,779) in cash and $133,281 in accounts and loans receivable as of
December 31, 2006. It should be noted that included in the accounts and loans receivable amount for
December 31, 2007 and is $346,918, which was due from FAA Enterprises
 (see related party note). This
balance was $100,450 as of year-end 2006.

   As of December 31, 2007, the Company has $425,538 in current liabilities. This is compared with current liabilities of $97,514 as of December 31, 2006. It should be noted that included in the current liabilities amount for December 31, 2007 is $216,090 to Westcan Autoglass
 Supplies and $129,056 to Frank Aiello
(both related parties, see related party note). As of December
 31, 2006 the Company had no liability to Westcan Autoglass Supplies and had a payable to Frank Aiello of $1,950.

    The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position
 would be able to fund the Company for at least
12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely.
This is due to the loans and accounts receivable being very liquid.

          For the year ended December 31, 2007, the Company provided cash from operations in the amount of $230,848 compared to cash provided from operations of $71,930 for the same period the year before.
Contributing to the increase in cash provided from operations when comparing the last two years is that in the Company owes accounts payable to a related party of $216,090, which was $0 in 2006. Also, contributing to the increase in cash provided from operations when comparing the last two years is that in 2007, the Company issued approximately $1,586,850 in common stock for services compared to $0 in
2006. It should be noted that the Company's cash position increased
 $105,909, when comparing 2007 to
2006.

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

                         	Balance Sheet Summary

                                    Dec 31               Dec 31
                                    2007                   2006

Total Current Assets              $80,913                37,847

Property (net)                     11,213                 9,797

Total Assets                       443,479              148,852

Current Liabilities                425,538               97,154

Total Liabilities                  425,538               97,154

Total Stockholders Equity           17,941               51,698

Total Liabilities and
Stockholders Equity                443,479              148,852

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

     The Company maintains a minimal inventory with a wholesale value of approximately $1,529. The
Company operates on a Just In Time inventory system where parts are ordered on an as needed basis.  Just
In Time inventory systems are common in the auto glass industry.
  This is due to the fact that there are
hundreds of different types of glass due to car manufactures, but also due to the ever changing body styles.
A Just In Time inventory system does not affect the Company in any material aspect.

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

Recent Accounting Pronouncements

       In March 2007, the FASB issued FASB Staff Position EITF 07-03 ("FSP 07-03"), Accounting for
Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development
Activities. FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

The Company currently believes that the adoption of FSP 07-03 will have no material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48
 ("FIN 48"), "Accounting for Uncertainty in
Income Taxes". FIN 48 provides detailed guidance for the
 financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise"s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes".
 Tax positions must meet a more-likely-
than-not recognition threshold at the effective date to be
 recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this
 Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.
The adoption of FIN 48 did not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board
(FASB) issued SFAS No. 157, Fair Value
Measurements, which defines fair value, establishes a
 framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15,
 2007, and interim periods within those fiscal years.
In February 2008, the FASB issued FASB Staff Position
(FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements.


In February 2007, the FASB issued SFAS No. 159, The Fair
 Value Option for Financial Assets and
Financial Liabilities. SFAS No. 159 permits companies to
 choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business
 Combinations, and SFAS No. 160,
Noncontrolling Interests in Consolidated Financial Statements.
 SFAS No. 141(R) requires an acquirer to
measure the identifiable assets acquired, the liabilities
 assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.
SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.
Upon adoption of SFAS No. 141(R) or SFAS
No. 160, the Company will be required to reclassify the
 minority interest reflected on the accompanying balance sheet to equity. The Company does not expect the adoption of SFAS No. 141(R) or SFAS No. 160 to have a material impact on our consolidated financial statements.


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

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may
differ substantially from such forward-looking  statements,
 forward-looking statements involve risks and
uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following:
 the ability of the Company   to  successfully
market  its  services if and other risks detailed in the
 Companyss periodic report filings with the Securities and Exchange Commission.


Item 7.  Financial Statements and Supplementary Data






 Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Cal Alta Auto Glass, Inc. and subsidiary


We have audited the accompanying consolidated balance sheets of Cal Alta Auto Glass, Inc. and subsidiary (the
"Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cal Alta Auto Glass, Inc. and subsidiary as of December 31, 2007 and 2006, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the
 Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Chang Park
____________________
CHANG G. PARK, CPA

February 8, 2008
San Diego, CA. 91910






Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board



CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets


			As of			As of
			December 31,		December 31,
			2007			2006


ASSETS

Current Assets
Cash  			 $ 	 73,110 	 $ 	 -
Accounts receivable(net)	 6,274 			 32,831
Inventory		 	 1,529 			 1,286
Prepaid expenses		 -   			 3,730


Total Current Assets	   	 80,913 	   	 37,847

Net Property & Equipment	 11,213 		 9,796

Other Assets
Loan receivable -
(a related party)		 346,918 	        100,450
Deposit			 	   4,435  		 759


Total Other Assets		 351,353 		 101,209

TOTAL ASSETS		 $ 	 443,479 	 $ 	 148,852



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	 $ 	 68,226 	 $ 	 51,339
Accounts payable -
 (related party)		 216,090 		 -
Bank overdraft			 -   			 32,799
Note payable-
(related party)			 129,056 		 1,950
Income taxes payable		 6,422 			 -
GST payable			 5,744 			 11,066


Total Current Liabilities	 425,538 		 97,154

Stockholders' Equity
Common stock, ($0.001 par
 value, 25,000,000 shares authorized
18,800,000 and 10,400,000 shares
issued and outstanding
as of December 31, 2007 and
2006, respectively) 		 18,800 		 10,595

Paid-in capital			 1,566,300 		 (10,395)
Treasury stock			 -   			 (1,950)
Retained earnings		 (1,584,692)		 52,027
Foreign currency
translation adjustment 		 17,533 		 1,421


Total Stockholders' Equity	 17,941 		 51,698

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY 	 $ 	 443,479 	 $ 	 148,852







CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations


			Year 		Year
			Ended		Ended
			December 31, 	December 31,
			2007		2006


Revenues

Income	 	$ 	 1,721,963  $  	1,133,615


Total Revenues	   	 1,721,963    	 1,133,615


Costs of Sales
Glass & moldings	 875,870 	 552,888
Sub. contractors		 -   	 2,296


Total Costs of Sales	 875,870 	 555,184


Gross Profit		 846,093 	 578,431

Operating Expenses
Depreciation &
amortization		 400 		 2,601
Advertising		 210,045 	 172,986
Salaries & wages 	 964,102 	 187,863
Consulting		 879,207 	 9,112
Bad debt expense	 44,189 	 -
Administrative expenses	 369,170 	 183,835


Total Operating Expenses 2,467,113 	 556,397

Operating Income / (Loss) (1,621,020)	 22,034

Other Income (Expenses)
Interest expense	 (4,949)	 (2,315)
Interest income -
(related party)		 9,175 		 9,457


Total Other Income
(Expenses)		 4,226 		 7,142


NET INCOME (LOSS) $ 	 (1,616,794)  $  29,176



BASIC EARNING (LOSS)
PER SHARE	 $ 	 (0.11)	      $  0.00



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
 OUTSTANDING		 15,172,151     10,529,822




CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
For the Period from December 31, 2005 to December 31, 2007


				Common		Common 	Additional
				Shares		Stock	Paid
						Amount	in Capital

Balance, December 31, 2005	 10,595,000 	 10,595  (10,395)

September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01		 (195,000)


Foreign currency translation adjustment

Net income for the year ended
December 31, 2006

Balance, December 31, 2006	10,400,000 	10,595 	(10,395)


Treasury stock 					 (195)	 (1,755)

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 1,150,000 	 1,150 	 320,850

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 1,225,000 	 1,225 	 341,775

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 3,250,000 	 3,250 	 224,250

Stock issued for services for on
July 3, 2007 @ $0.27 per share	 30,000 	 30 	 8,070

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	 1,385,000 	 1,385 	 344,865

Stock issued for consulting services
on July 10, 2007 @ $0.25 per
 share				 1,360,000 	 1,360 	 338,640

Net income for the year ended
December 31, 2007

Foreign currency translation adjustment

Balance, December 31, 2007	 18,800,000 	 $18,800  $1,566,300



				    Treasury	 Retained	Foreign
				      Stock	  Earnings	Currency
				                 (Deficit)    Translation


Balance, December 31, 2005	 	 -   	 22,850 	 2,877



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01	 		 (1,950)

Foreign currency translation adjustment				 (1,456)

Net income for the year ended
December 31, 2006				  29,176


Balance, December 31, 2006		(1,950)	  52,026 	    1,421



Treasury stock 		 		 1,950

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share


Stock issued for services rendered on
June 1, 2007 @ $0.07 per share


Stock issued for services for on
July 3, 2007 @ $0.27 per share


Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share

Stock issued for consulting services
on July 10, 2007 @ $0.25 per share


Net income for the year ended
December 31, 2007			    	     (1,616,794)
Foreign currency translation adjustment 	       (19,924)      16,112

Balance, December 31, 2007		 $-   	     $(1,584,692)    $17,533


						Foreign
						Currency
						Translaion


Balance, December 31, 2005		 	 25,275



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01				 (1,950)

Foreign currency translation adjustment		 (1,456)

Net income for the year ended
December 31, 2006				 29,176


Balance, December 31, 2006			51,697



Treasury stock 					 -

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share			 322,000

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 		 343,000

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share			 227,500

Stock issued for services for on
July 3, 2007 @ $0.27 per share			 8,100

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share			 346,250

Stock issued for consulting services
on July 10, 2007 @ $0.25 per share		 340,000

Net income for the year ended
December 31, 2007				 (1,616,794)

Foreign currency translation adjustment 	 (3,812)


Balance, December 31, 2007	 		 $17,941




CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows


				   Year		Year
				  Ended		Ended
			 	December 31,	December 31,
				   2007		2006


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)		 $ (1,616,794)  $ 29,176
Adjustments to reconcile
 net loss to net cash
used in operating activities:
Depreciation & amortization expense	 400 	 2,601
Bad debts				 44,189
Common stock issued for services	 897,600  -
Common stock issued for bonuses		 689,250  -
Gain on sales of securities		 -   	 (9,457)
Change in assets and liabilities
(Increase) decrease in
accounts receivable			 (17,631) 9,945
(Increase) decrease in inventory	 (243)	 -
(Increase) decrease in provision
for earned discounts			 - 	 26,072
Increase (decrease) in
 accounts payable			 16,887  7,548
Increase (decrease) in
 accounts payable - related party	 216,090   -
Increase (decrease) in taxes payable	 (5,322) 5,505
Increase (decrease) in income
 taxes payable				 6,422 	   -


Net cash provided (used)
 by operating activities		 230,848  71,390

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in deposits		 54 	(1,343)
(Increase) decrease in notes receivable	 -   	 6,749
(Increase) decrease in investment	 -   	 14,604
Change in notes receivable
related party			      (246,468) (78,637)


Net cash provided (used)
 by investing activities	      (246,414)	 (58,627)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft  (32,799)	 (11,551)
Change in loan payable			127,106	 1,950
Change in additional paid-in capital   (1,755)	   -
Change in common stock			 (195)
Change in treasury stock		 1,950 	 (1,950)


Net cash provided (used)
by financing activities			 94,307  (11,551)

Effect of exchange rate
changes on cash		 		(5,631)	 (1,212)


Net increase (decrease) in cash		 73,110	 -

Cash at beginning of year		 -   	 -


Cash at end of year		 $ 	 73,110  $ 	 -


Supplemental  cash flows disclosures:

Cash paid during period for interest	 $ 4,949 $  2,315
Cash paid during period for income taxes $ -   	 $ 	 -


Supplemental schedule of non-cash
 flows activities:

Common stock issued for services	 $ 897,600 $ 	 -
Common stock issued for bonuses	 $ 	 689,250
Treasury stock				 $  -     $ 1,950







NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

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







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

d.  Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

e. Commitments and Contingencies

The Company does not have any commitments or contingencies.

f.  Inventory

Inventory is stated at the lower of cost (first-in, first-out)
 or net realizable value, and consists of auto windshields and related materials. The Company's inventory is very consistent.  As of
December 31, 2007 and 2006 the Company had inventory of $1,529 and $1,286, respectively.

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






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Property and Equipment/ Depreciation

Property and equipment are recorded at cost.  Minor additions and renewals are expensed in the
year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line method for accounting purposes and accelerated method for income tax purposes; five years for vehicles and equipment
and seven years for office furniture. Total depreciation for the year ended December 31, 2007 and 2006 was $400 and $2,601, respectively.

i.  Revenue Recognition

The Company recognizes revenue from windshield repairs
 and replacements at the date the
customer's job is completed.

The Company recognizes revenue from windshield repairs and
 replacements when the following
conditions exist:

*	Persuasive evidence of an arrangement exists between
 a customer and the Company (a
written and accepted estimate).
*	Delivery has occurred or services have been rendered,
 (job or services for customer(s) has
been completed and accepted).
*	The Company's price to the customer is fixed or
 determinable (and accepted).
*	Collectibility is reasonably assured.

For customers paying via cash or charge, the four criteria
 above are satisfied via the customer
signing an estimate, the Company providing the services,
 (usually the same day) and the Company
receiving payment before releasing the vehicle.

However, for customers who are having their windshields
 and repair work being covered via
insurance it adds additional steps for the Company to be able to recognize revenue. The shop must communicate with the customers insurance company to determine the rate at which the
insurance company will reimburse the Company for these repairs. After the repair work the
Company must submit the appropriate paperwork for collection from the insurance companies.
Collectibility is reasonably assured due to initially working out the payment terms as described above, before rendering services. The Company has recognized an allowance on these insurance receivables of $48,144 for the year ended December 31, 2007.







NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

k. GST Payable

GST payable represents sales taxes that are owed by the
 Canadian operations to the local
governments. As of December 31, 2007 and 2006, the Company
 owed $5,744 and $11,066 GST
payable, respectively.

l. New Accounting Pronouncements:

In December 2007, the Financial FASB issued SFAS No.
141 (revised 2007), "Business
Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the
liabilities assumed, any noncontrolling interest in the
 acquiree and the goodwill acquired. SFAS
141R also establishes disclosure requirements to enable
 the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after
December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated
Financial Statements-an amendment of Accounting Research
 Bulletin No. 51" ("SFAS 160").
SFAS 160 establishes accounting and reporting standards for
 ownership interests in subsidiaries
held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the
valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.
SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.
The adoption of this statement is not
expected to have a material effect on the Company's financial statements.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The
Fair Value Option for Financial Assets
and Financial Liabilities _ Including an Amendment of
FASB Statement No. 115". This statement
permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115
"Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS
No. 159 is effective as of the beginning of an entity's
 first fiscal year that begins after November
15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair
Value Measurements". The adoption of this statement is
 not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
 Measurements" ("SFAS 157").
The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair
value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require
any new fair value measurements. The provisions of SFAS
No. 157 are effective for fair value
measurements made in fiscal years beginning after November
 15, 2007. The adoption of this
statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3.  OPERATING LEASES

The Company leases two locations the north shop and the south shop. The South shop is leased from a third party and the lease expires on December 1, 2011. The North shop is leased from a related party and is in a three year lease that expires May 2010. Rent expense for the year ended December 31, 2007 and 2006 were $63,992 and $58,744, respectively. The Company also leases a vehicle under a operating lease that expires in July 2008. Lease expenses for the vehicle for the year ended
December 31, 2007 and 2006 and were $7,156 and $6,741,
respectively.  At December 31, 2007,
minimum annual rental commitments under the property non-cancelable lease (South shop) were as follows:

Year

Minimum Lease Payments
2008		   $    77,130
2009			73,303
2010			73,303
2011			34,194
Total		   $   257,930




NOTE 4.  PROPERTY & EQUIPMENT

Components of property and equipment include the following as of:


		December 31, 2007	December 31, 2006

Office Equipment	 $ 28,543	$       24,005

Automobile 		     0			 1,312

Total Office Equip.
& Automobile		   28,543		25,317

Accumulated Depreciation   (17,330)	      (15,520)

Net Property and
 Equipment		 $ 11,213	$      9,797



NOTE 5.  RELATED PARTY TRANSACTIONS

Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan
Autoglass Supplies, Inc. a company owned 100% by Mr. Frank
Aiello, the Company's President.
Mr. Aiello currently does not run any auto glass shops of his own. Autoglass and supply purchases from Westcan were $487,337 and $239,574 for the years ended December 31, 2007
and 2006, respectively.

Cal Alta owes Westcan Auto Glass Supplies, Inc. (a related party)
 accounts payable of $216,090
as of December 31, 2007.

FAA Enterprises (a related party) owes the Company loans receivable of $346,918 and $100,450 as of December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the receivable to FAA Enterprises increased $246,468. The loan receivable is interest bearing at a rate of 5%. Interest income from this receivable was $9,175 and $9,457 for the years ended
December 31, 2007 and 2006, respectively. The loans are callable at anytime by Cal Alta Auto
Glass, Inc.

FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned 100% by Frank Aiello, the Company's president.

Cal Alta Auto Glass, Ltd, has a three year lease agreement for its
 North shop location.  This
location is owned by FAA Enterprises (a related party). The monthly lease commitment is
$3,000. Total rent payments to FAA Enterprises were $36,000 for the years ended December 31,
2007 and 2006.

Cal-Alta Auto Glass, Ltd has a note payable due to Frank Aiello, the President of the
Company. As of December 31, 2007 and 2006 the balance was $129,056 included in the 2007 balance was a management fee payable to Mr. Aiello of approximately $107,900 and $1,950.




NOTE 6.  FOREIGN CURRENCY TRANSLATION

Accounting for Cal Alta Auto Glass, Ltd. is conducted in Canadian currency. As per our audit we convert figures on a period basis in accordance with FASB # 52.
 The functional currency is in
Canadian currency. The Companies balance sheets as of December 31, 2007 and 2006 were translated at their period ended rate of 1.01940 and 1.16640, (Canadian currency to US currency)
respectively.   Statements of operations and cash flows were
 reported on the weighted average for
the twelve months ended December 31, 2007 and 2006 as required by FASB # 52. The weighted average for the year ended December 31, 2007 and 2006 were 0.93565 and 1.13461, (Canadian
currency to US currency) respectively.


NOTE  7.  COMMON STOCK

Transactions' other than employees' stock issuance, are in accordance with paragraph 8 of SFAS
123. Thus issuances shall be accounted for based on the fair value of the consideration received.
Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS
123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

In September 2006 the Company repurchased 195,000 shares of stock at $0.01.

On May 10, 2007 the Company issued 2,375,000 shares of common stock for services rendered
@ $0.28 per share.

On June 1, 2007 the Company issued 3,250,100 shares of common stock for services rendered @
$0.07 per share.

On July 3, 2007 the Company issued 30,000 shares of common stock for services @ $0.27 per share.

On July 10, 2007 the Company issued 1,385,000 shares of common stock for employee bonus @
$0.25 per share.

On July 10, 2007 the Company issued 1,360,000 shares of common stock for consulting services
@ $0.25 per share.

As of December 31, 2007 there were 18,800,000 shares of common stock outstanding.









NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains
 the following classes of capital stock as of December 31, 2007:

*	Common stock, $ 0.001 par value: 25,000,000 shares
authorized; 18,800,000 shares
issued and outstanding.

The Company has approved two stock option plans, an Incentive
 Stock Option Plan and a Non-
qualified Stock Option Plan.  Both plans are available to
 officers, directors and key employees of the Company. Each plan allows for the purchase of up to
 500,000 shares of common stock of the
Company.

During the year the Company had two stock bonus issuances.
 On May 10, 2007, the Company
issued 1,225,000 to employees under the non-qualified stock
option plan.   Stock was issued @
$0.28 per share for a total of $343,000. On July 10, 2007 the Company issued 1,385,000 shares to employees under the non-qualified stock option plan. Stock was issued @ $0.25 per share for
a total of $346,250. Accordingly, the Company recorded $689,250 as expense for the year ended
December 31, 2007, with a corresponding credit to common stock and additional paid in capital.


NOTE 9.  INCOME TAXES

Net operating losses expire twenty years from the date the loss was incurred for US tax purposes.
No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Company's deferred tax asset.

At December 31, 2007 the Company has an $1,584,692 operating and capital losses carryfoward
for US tax purposes.

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











NOTE 9.  INCOME TAXES

However, at December 31, 2007, the Company has operating and capital losses carryfoward for
Canadian tax purposes, through its subsidiary Cal Alta Auto Glass,
 Ltd.  The tax benefits resulting
for the purposes have been estimated as follows:

                                                  December 31, 2007



Loss carryforward at December 31, 2006             $    40,428
Net loss for theyear ended12/31/07                      32,003
Loss carryforward at December 31, 2007 	                72,431

Deferred tax benefit                               $    10,865
Valuation allowance                                    (10,865)
                                              -----------------------
Net income tax benefit                             $            0
                                                    ===============

The net operating loss expires ten years from the date the loss was incurred for Canadian tax
purposes. Income tax returns are reported to Canada and United States as required by the regulatory agencies.


NOTE 10. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the
Company will continue as a going concern. The Company generated a net loss of $1,616,794 during the year ended December 31, 2007. These conditions raise substantial doubt about the
Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be
required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet
to decide what type of offering the Company will use or how much capital the Company will
raise. There is no guarantee that the Company will be able to raise any capital through any type of
offerings.





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

Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the fourth quarter of
2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

                                 Part III

Item 9.  Directors, Executive Officers, Control Persons


      The following table sets forth information with respect to the current directors and executive officers of the Company.


         Name and
         Address                       	 Position

         Frank Aiello                 	President / Director

         Denise Aiello(1)               Sec/Director


(1)	Mrs. Aiello is the wife of Frank Aiello the
 Company's President.

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

         Frank Aiello, 54, President/Director

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

         Denise Aiello, 44, Secretary/Director

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

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the
Company. The officers and directors of the Company filed
 these reports in February of 2008, in compliance with 16(a) of the exchange act.

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


Item 10.  Executive Compensation

     The following table shows the amount of all
 compensation earned or services in all capacities to the
Company for the last three  fiscal years for the
executive officers as of December 31, 2007.
..

Officer and directors received the following compensation
 for the years ended December 31, 2005,
December 31, 2006, and December 31, 2007.

Frank Aiello.  Mr. Aiello is the President of the Company.
 Mr. Aiello owns directly 54% of the Company.

Denise Aiello.  Mrs. Aiello is the Secretary of the Company.
  She has very limited role and has donated her services for the year. Mrs. Aiello owns directly 9% of the Company.

Directors will receive $500 per meeting paid by Cal Alta
Auto Glass, Inc., payable in stock, plus expenses.

The following table shows the amount of all compensation
 earned for services in all capacities to the Company for the last three fiscal years.


Name			Year		Salary	   Bonus  Restricted
							   Stock
							   Awards

Frank Aiello, President  2007        $110,000*	     0    $227,500
Director	         2006                0	     0		0
                         2005          $12,386	     0		0

Denise Aiello, Secretary 2007                0	     0 		0
Director                 2006                0	     0		0
                         2005                0	     0		0

*This represents the management fee which is due to Mr. Aiello (see related party note)


Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of April 14, 2008, based upon our records and information obtained  from  the  persons  named  below,  certain information concerning  beneficial ownership of our
shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and (III) all of our executive officers and directors as a group:

                            	   Amount               Approximate
                           	And Nature               Percentage
                                 Of Beneficial           of Common
Identity                  	 Ownership               Stock Owned
Frank Aiello                     10,225,000*	           54%(II)
Denise Aiello               	 1,000,000                 5%(II)

Management as a Group Directly 11,225,000                  59%(III)

*Includes 3,250,000 shares which are held indirectly through
 FAA Enterprises LTD, which is 100% owned by Mr. Aiello.



Item 12.  Certain Relationships and Related Transactions

Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass
Supplies, Inc. a company owned 100% by Mr. Frank Aiello, the
 Company's President. Mr. Aiello currently does not run any auto glass shops of his own. Autoglass and supply purchases from Westcan were
$487,337 and $239,574 for the years ended December 31, 2007 and 2006, respectively.

Cal Alta owes Westcan Auto Glass Supplies, Inc. (a related party)
 accounts payable of $216,090 as of
December 31, 2007.

FAA Enterprises (a related party) owes the Company loans receivable of $346,918 and $100,450 as of December 31, 2007 and 2006, respectively. For the year ended
 December 31, 2007, the receivable to FAA
Enterprises increased $246,468.  The loan receivable is interest bearing at a rate of 5%. Interest income from this receivable was $9,175 and $9,457 for the years ended
 December 31, 2007 and 2006, respectively.
The loans are callable at anytime by Cal Alta Auto Glass, Inc.

FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned
100% by Frank Aiello, the Company's
president.

Cal Alta Auto Glass, Ltd, has a three year lease agreement for its North shop location. This location is owned by FAA Enterprises (a related party). The monthly lease commitment is $3,000. Total rent payments to FAA Enterprises were $36,000 for the years ended
December 31, 2007 and 2006.

Cal-Alta Auto Glass, Ltd has a note payable due to Frank
 Aiello, the President of the Company. As of December 31, 2007 and 2006 the balance was $129,056 and $1,950. Included in the 2007 balance was a management fee payable to Mr. Aiello of approximately
 $107,900.


Item 13.  Exhibits and Reports on 8-K

23.1       Consent Letter
31.1       Certification of the CEO Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002
32.1       Certification of the CEO Pursuant to 18 U.S.C.
	   Section 1350, as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act  of 2002.
99.1 	   Bank Overdraft Agreement filed by reference

       List of documents filed as part of this report:
           (a) Exhibits


ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA (until August 8, 2006)
 and Chang G. Park, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2007: $14,100; and 2006: $17,600.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, (until August 8, 2006) and
 Chang G. Park, CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit
Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, (until August 8, 2006) and
Chang G. Park, CPA for tax compliance, tax advice, and tax planning is as follows: 2007 $0 and 2006: $0.

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

                           CAL ALTA AUTO GLASS, INC.

                            By:/s/ Frank Aiello
                            Frank Aiello, President/CEO/
			    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                 Title                    Date

/s/ Frank Aiello   President/CEO/ Principal     4/14/2008
Frank Aiello       Accounting Officer


/s/ Denise Aiello      Sec. / Treas              4/14/2008
Denise Aiello
                          S-1