Form 10-Q
period 2008-03-31
Cal Alta Auto Glass Inc
filed 2008-05-20
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
Commission File Number: 000-51227

Cal Alta Auto Glass, Inc.
 (Exact name of Registrant as specified in its charter)



Nevada                                88-0448809
(State of incorporation)          (I.R.S. Employer
                               Identification Number)

# 8 3927 Edmonton Trail N.E., Calgary, Alberta Canada,
(Address of principal executive offices)

(403) 291-7020
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes     ? No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):







? Large accelerated filer

? Accelerated filer

? Non-accelerated filer

X Smaller reporting company

Indicate by check mark whether the Registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
? Yes     X No

As of May 19, 2008, there were 18,800,000 shares of common stock outstanding.


TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION

                                Heading                         Page

Item 1.     Consolidated Financial Statements                    1-2

                Consolidated Balance Sheets December 31, 2007
                And March 31, 2008    			         3-4

               Consolidated Statements of Operations for the
	       three months ended March 31, 2008 and 2007        5

               Consolidated Statements of Stockholders Equity    7

               Consolidated Statements of Cash Flows for
               the three months ended March 31, 2008 and 2007    8

               Notes to Consolidated Financial Statements	 9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                             10-11

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk

Item 4.     Controls and Procedures                              11

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 2.     Changes in Securities
            Defaults Upon Senior Securities                      11

Item 4.     Submission of Matter to be a Vote of Securities3
            Holders     	                                 12

Item 5.     Other Information on Form 8-K                	 12

Item 6.     Exhibits and Reports on 8K			         12

              Signatures                                         S-1



Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission
(the "SEC").

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition; changes in laws and regulations; our ability to generate sufficient cash flow to meet our financial obligations;
and the other risks and uncertainties discussed in this Quarterly
Report and in our Annual Report on Form 10-KSB for the year ended
December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.




To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary


We have reviewed the condensed consolidated accompanying balance sheet of Cal Alta Auto Glass, Inc. and subsidiary
(the "Company") as of March 31, 2008, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the three months ended March 31, 2008. These financial statements are the responsibility of the Company's management.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Chang G. Park
____________________________
Chang G. Park, CPA

May 15, 2008
San Diego, California














CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets


 			  As of           As of
			 March 31      December 31,
			  2008	          2007
 	               (Unaudited)



ASSETS


Current Assets
Cash  			$  11,145 	 73,110
Accounts receivable
(net)			   74,291         6,273
Inventory		    1,468         1,529

Total Current Assets	   86,903        80,912

Net Property & Equipment    9,783        11,213

Other Assets

Loan receivable
(a related party)	  396,113       346,918
Deposit			    4,256         4,435
Total Other Assets        400,369       351,353

TOTAL ASSETS            $ 497,055       443,479

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable        $ 99,223 	 68,226
Accounts payable
(a related party)         245,061        216,090
Accrued expense
(a related party)        127,401        129,056
Income taxes payable       6,163          6,422
GST payable                7,398          5,744

Total Current
Liabilities              485,246        425,538

Stockholders' Equity
Common stock, ($0.001 par
value, 25,000,000 shares
authorized 18,800,000 shares
issued and outstanding
as of March 31, 2008 and
December 31, 2007)        18,800         18,800
Paid-in capital        1,566,300      1,566,300
Retained earnings     (1,590,118)    (1,584,692)
Foreign currency
translation adjustment    16,828         17,533

Total Stockholders'
Equity			  11,810 	 17,941

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY $ 497,055 	443,479






CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations (Unaudited)






			   Three            Three
			 Months Ended	Months Ended
                          March 31,       March 31,
                            2008            2007

Revenues


Income			$   329,336 	$   190,945
Total Revenues		    329,336         190,945

Costs of Sales
Glass & moldings            163,840         104,862

Total Costs of Sales        163,840         104,862

Gross Profit                165,496          86,083

Operating Expenses
Depreciation & amortization     996             906
Advertising                  44,854 	     32,980
Salaries & wages             50,283          30,181
Administrative expenses      98,174          51,320

Total Operating Expenses    194,307         115,387

Operating Income / (Loss)   (28,811)        (29,304)

Other Income (Expenses)
Interest expense               (314)          (779)
Other income                 18,809
Interest income
(related party)               4,890             -

Total Other Income (Expenses)23,385           (779)

NET INCOME (LOSS)       $    (5,426)     $ (30,083)

BASIC EARNING (LOSS)
PER SHARE               $    (0.00)      $   (0.00)

WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING              18,800,000      10,595,000






CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
For the Period from December 31, 2005 to March 31, 2008




 				    Common	   Common     Additional
				    Shares         Stock         Paid
                                                   Amount     in Capital

Balance, December 31, 2005         10,595,000      10,595       (10,395)

September 2006 Treasury Stock
repurchased under the cost
method 195,000 shares @ $.01

Foreign currency
translation adjustment

Net income for the year
ended December 31, 2006

Balance, December 31, 2006        10,595,000      10,595        (10,395)

Treasury stock 					    (195)	 (1,755)

Stock issued for services
rendered on  May 10, 2007
@ $0.28 per share                  1,150,000       1,150        320,850

Stock issued for bonuses
for on  May 10, 2007 @
$0.28 per share                    1,225,000       1,225        341,775

Stock issued for services
rendered on June 1, 2007
@ $0.07 per share		   3,250,000       3,250        224,250

Stock issued for services
for on July 3, 2007 @
$0.27 per share                       30,000          30          8,070

Stock issued for bonuses
for on  July 10, 2007 @
$0.25 per share                    1,385,000       1,385        344,865

Stock issued for consulting
services on July 10, 2007
@ $0.25 per share                  1,360,000       1,360        338,640

Net income for the year ended
December 31, 2007

Foreign currency translation
adjustment

Balance, December 31, 2007        18,800,000       18,800      1,566,300

Net loss for the three
months ended  March 31, 2008

Foreign currency translation 3
adjustment

Balance, March 31, 2008           18,800,000    $  18,800  $  1,566,300







			           Treasury       Retained     Foreign
				    Stock         Earnings     Currency
                                                  (Deficit)   Translation

Balance, December 31, 2005            -            22,850        2,877
September 2006 Treasury Stock
repurchased under the cost
method 195,000 shares @ $.01        (1,950)

Foreign currency
translation adjustment                                          (1,456)

Net income for the year
ended December 31, 2006                            29,176

Balance, December 31, 2006         (1,950)         52,026        1,421

Treasury stock 			    1,950

Stock issued for services
rendered on  May 10, 2007
@ $0.28 per share

Stock issued for bonuses
for on  May 10, 2007 @
$0.28 per share

Stock issued for services
rendered on June 1, 2007
@ $0.07 per share

Stock issued for services
for on July 3, 2007 @
$0.27 per share

Stock issued for bonuses
for on  July 10, 2007 @
$0.25 per share

Stock issued for consulting
services on July 10, 2007
@ $0.25 per share

Net income for the year ended
December 31, 2007                                 (1,616,974)

Foreign currency translation
adjustment                                           (19,924)     16,112

Balance, December 31, 2007             0          (1,584,692)     17,533

Net loss for the three
months ended  March 31, 2008  			      (5,426)

Foreign currency translation
adjustment 							    (705)

Balance, March 31, 2008            $   -	$  (1,590,119) $   16,829





						Total


Balance, December 31, 2005        		25,275
September 2006 Treasury Stock
repurchased under the cost
method 195,000 shares @ $.01      		(1,950)

Foreign currency
translation adjustment                          (1,456)

Net income for the year
ended December 31, 2006                         29,176

Balance, December 31, 2006                      51,697

Treasury stock 			                  -

Stock issued for services
rendered on  May 10, 2007
@ $0.28 per share                               322,000

Stock issued for bonuses
for on  May 10, 2007 @
$0.28 per share                   		343,000

Stock issued for services
rendered on June 1, 2007
@ $0.07 per share		   		227,500

Stock issued for services
for on July 3, 2007 @
$0.27 per share                       		  8,100

Stock issued for bonuses
for on  July 10, 2007 @
$0.25 per share                   		346,250

Stock issued for consulting
services on July 10, 2007
@ $0.25 per share                   		340,000

Net income for the year ended
December 31, 2007                            (1,616,974)

Foreign currency translation
adjustment                                       (3,812)

Balance, December 31, 2007                       17,941

Net loss for the three
months ended  March 31, 2008  			 (5,426)

Foreign currency translation
adjustment 				           (705)

Balance, March 31, 2008                     $    11,810










CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows (Unaudited)




			      Three           Three
                          Months Ended   Months Ended
			    March 31,      March 31,
			      2008            2007


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$    (5,426)	$    (30,083)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation & amortization
expense                         996              906
Other income                (18,809)
Change in assets and
liabilities
(Increase) decrease in
accounts receivable	    (49,209)          (4,461)
(Increase) decrease in
inventory			 61             (12)
(Increase) decrease in
prepaid expenses		 -   		(34)
(Increase) decrease in
deposits			179 		 (7)
(Increase) decrease in
provision for earned discounts   -   		  -
Increase (decrease) in
accounts payable	     30,997 	      54,166
Increase (decrease) in
accounts payable
related party		     28,971              -
Increase (decrease) in
accrued expense
related party	             (1,655)
Increase (decrease) in
taxes payable		      1,654 	      (5,847)
Increase (decrease) in
income taxes payable	       (259)	          -
Net cash provided (used)
by operating activities     (12,499)           14,628


CASH FLOWS FROM INVESTING ACTIVITIES
Change in loan receivable
related party		    (49,195)	      (24,248)
Net cash provided (used)
by investing activities     (49,195)          (24,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in
bank overdraft                  -              10,015
Change in loan payable          -

Net cash provided (used)
by financing activities		-              10,015

Effect of exchange rate
changes on cash		      (271)		 (396)

Net increase (decrease)
in cash			   (61,965)	            -

Cash at beginning of
period                      73,110 		    -

Cash at end of period       11,145                  -

Supplemental  cash flows
disclosures:

Cash paid during period
for interest		$       314        $       779

Cash paid during period
for income taxes        $        -         $        -




NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2008 consolidated financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for periods ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Cal Alta Auto Glass, Inc., (the Company) formerly International
Sports Marketing Group, Inc., was incorporated October 14, 1999.
Cal Alta Auto Glass, Ltd., of Canada,whole owned operating subsidiary, was incorporated under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry.

Cal Alta Auto Glass, Ltd. sells and installs auto glass products through two Calgary based outlets. Cal Alta Auto Glass, Ltd. replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass for
non-auto   related   applications   such as furniture, mirrors,
greenhouses, etc., is also sold.

The operating subsidiary complys with Canadian and Alberta regulations. The Company of Nevada is the consolidated parent holding company of the Canadian subsidiary and complys with US regulations. If the Company begins operations of glass shops in the US; the glass shops will operate in accordance with the appropriate US laws as a subsidiary of the Company. Cal Alta Auto Glass, Ltd., operates from two Calgary, Alberta locations. Approximately 40% of annual sales are paid by customers' auto insurance policies with the balance being non-insurance related transactions.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The
Company generated a net loss of $1,590,118 from inception to March
31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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











ITEM 2. Managements Discussion and Analysis of Financial
Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

Revenue from the sale of windshields is recognized at the time of installation, as the Company has no obligation after installation.

For Cash Paying Customers - For customers paying via cash or charge the Company receives payment before releasing the vehicle.

For Insurance Paying Customers For customers who are having their windshields and repair work being covered via insurance it adds additional steps for the Company to be able to recognize revenue. The shop must communicate with the customer's insurance company to determine the rate at which the insurance company will reimburse the Company for these repairs. After the repair work the Company must submit the appropriate paperwork for collection from the insurance companies. Collectibility is reasonably assured due to initially working out the payment terms as described above, before rendering services. The Company does not recognize an allowance on these insurance receivables due to non-collection being very rare. However, also from time to time the insurance companies may attempt to pay less than the agreed upon amount.

Allowance for Doubtful Accounts

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where
Cal Alta is aware of a specific customer's inability to meet its financial obligations, Cal Alta records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible . receivables.

Loans Receivable

The loan receivable represents a significant portion of the Company's assets. Due to historical payment terms, management has not placed an allowance on this loan even though there has been an outstanding balance for sometime. The note is callable at anytime by the Company.

     The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management's Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.


New Accounting Pronouncements

None.

Use of Estimates

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

Plan of Operation

    Cal Alta Auto Glass, Ltd., sells and installs auto glass product. Cal Alta Auto Glass, Ltd., replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass or non-auto related applications, such as furniture, mirrors, greenhouses, etc.


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


Results of Operations

Comparison of Quarters Ended March 31, 2008 and March 31, 2007

     The Company had revenues of $329,336 for the three months ended March 31, 2008, compared with $190,945 for the same period last year. The strengthening of the Canadian dollar versus the US dollar attributed to approximately $30,000 of the increase in revenue. In managements opinion the additional $108,000 increase in revenues can be attributed to a mild winter in the Calgary area and good economic conditions in the Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. Also contributing is the Company increasing their advertising spend by approximately 10% (in Canadian dollars). It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended March 31, 2008, was 50%, compared to 55% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the three months ending March 31, 2008, the Company had a net loss of$5,426, compared to a net loss of $30,083 for the same period of 2007. The net loss decreased due to the increased sales and margin volume. Offsetting the $79,000 increase in gross profit, was a$79,000 increase in operating expenses.

    The Company's advertising expense for the three months ended
March 31, 2008 increased $11,874 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 10% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

   General and administrative charges increased $46,854, when comparing March 31, 2008, to the same period the year before. Contributing to the increased expenses was a $15,570 increase in professional fees. This is mostly driven by audit and review expenses the Company incurs with being a public company. Management fees also increased $15,050 for the same period (the management fee is paid to FAA Enterprises, which is 100% owned by Mr.Frank Aiello, the Company's President. FAA Enterprises provides senior management and day to day operational oversight to the Company. For these management services FAA Enterprises earns $5,000 (CAN) monthly.)

    Other items contributing to the increase in G&A were as follows, bank fees due to increased sales transactions increased $1,600, lease expense increased $3,500 and repairs increased $2,000. Other than this there were minor increases and decreases which offset each other.

   Salaries and wages increased approximately $20,000 for the three months ended March 31, 2008 compared to the same period the year before.
Approximately $15,000 of the increase in salaries and wages was by the increase in sales volume the Company experienced when comparing the three months ended March 31, 2008 to the same period the year before. The remaining increase was due to the differences in exchange rates when comparing the two periods.

    There are seasonal impacts on the Company's operation; however, the timing of the impact is hard to pin down but it has to due with the amount of snowfall the Calgary area receives. The more snowfall received in the area, the more rock and gravel that is applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road. Customers typically wait until after the snow season to repair their windshield damage. The customers normally don't have the windshield repaired during snow season due to the rock and gravel that is applied to the roads due to the increased risk of damaging the windshield again. This affects accounts receivable due to many people having their auto glass repair being paid by their insurance company, while the customer is responsible for the deductible. The company after providing the services must wait for processing and payment by the insurance companies

Liquidity and Capital Resources

     As of March 31, 2008, the Company has $86,903 in total current assets, compared to total current assets of $80,912 as of December 31, 2007. Current assets increased slightly. However when comparing March 31, 2008 to December 31, 2007, cash dropped by approximately $62,000. This was offset by an increase in accounts receivable of $68,000 for the same period.

     As of March 31, 2008, the Company has $485,246 in total current liabilities compared to $425,538 as of December 31, 2007. Accounts payable increased $31,000, due to increased business, and accounts payable (related party) / accrued expenses (related party) increased $27,000. The increase in the amount due to the related party increased due to the increased sales volume

   The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

          For the three months ended March 31, 2008, the Company used cash from operations in the amount of $12,499 compared to cash provided from operations of $14,628 for the same period the year before. Contributing to the decrease in cash provided from operations when comparing the last two years is that cash used from the increase of accounts receivable of $49,209.

    The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation
(ie. if prime was 5% the Company would pay the bank 7% see Exhibit
99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of March 31, 2008, the credit line did not have an outstanding balance.

The Company has accumulated losses of $1,590,118 as of March 31, 2008. Due to the significant operating and net loss the Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Off-Balance-Sheet Arrangements

      As of March 31, 2008, we did not have any off-balance-sheet arrangements other than operating leases, that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.T. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer / Principal Accounting Officer has concluded, based on their evaluation as of March 31, 2008, the end of the fiscal quarter to which this report relates, that Cal Alta
Auto Glass's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cal Alta Auto
Glass in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cal Alta Auto Glass in such reports is accumulated and communicated to Cal Alta Auto Glass's management, including the Chief Executive Officer/ Principal
Accounting Officer, to allow timely decisions regarding required disclosure. Cal Alta Auto Glass's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching
Cal Alta Auto Glass's disclosure requirements and are effective in reaching that level of assurance.

(B) Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Control over Financial Reporting

    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.



PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         Not Applicable

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

    23.1 Consent Letter
    31.1 302 Certification of the President
    32.1 906 Certification of Frank Aiello
    99.1 Bank Overdraft Agreement filed by reference on June 29, 2006 8-K filed by reference on April 23, 2007


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange
Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.




      CAL ALTA AUTO GLASS, INC.

      Date: May 19, 2008                 By: /s/ Frank Aiello
                                          -------------------
                                                 Frank Aiello
               President/CEO/Principal Accounting Officer/ Dir.


S-1