Form 10-Q
period 2008-06-30
Cal Alta Auto Glass Inc
filed 2008-08-19
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
Commission File Number: 000-51227

Cal Alta Auto Glass, Inc.
 (Exact name of Registrant as specified in its charter)



Nevada                           88-0448809
(State of incorporation) (I.R.S. Employer Identification
			       Number)
# 8 3927 Edmonton Trail N.E.,
Calgary, Alberta Canada,
(Address of principal executive offices)
(403) 291-7020
(Registrant's telephone number)
Indicate by check mark whether the Registrant (1) has filed
 all reports required to be filed by Section 13 or 15 (d)
of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.
X Yes     No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):







Large accelerated filer

Accelerated filer

Non-accelerated filer

X Smaller reporting company
Indicate by check mark whether the Registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
? Yes     x No
As of August 12, 2008, there were 18,800,000 shares of common stock outstanding.













TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION
                                Heading                   Page

Item 1.     Consolidated Financial Statements              1-2

            Consolidated Balance Sheets December 31, 2007
            And June 30, 2008    			   3-4

           Consolidated Statements of Operations for the
           six and three monthsended June 30, 2008 and 2007  5

           Consolidated Statements of Stockholders Equity    7

           Consolidated Statements of Cash Flows for
           the six monthsended June 30, 2008 and 2007        8

           Notes to Condensed Consolidated Financial
           Statements		                             9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                     10-11

Item 3.     Quantitative and Qualitative Disclosures
	    About Market Risk				    11

Item 4.     Controls and Procedures                         11

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                               11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities              11

Item 4.     Submission of Matter to be a Vote of
             Securities Holders     	                    12

Item 5.     Other Information on Form 8-K                   12

Item 6.     Exhibits and Reports on 8K                      12

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























Part I

ITEM 1. Financial Statements




Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board


August 18, 2008

To Whom It May Concern:
The firm of Chang G. Park, CPA consents to the inclusion of our report of August 8, 2008 on thereviewed condensed consolidated financial statements of Cal Alta Auto Glass, Inc. and Subsidiary as ofJune 30, 2008 in any filings that are necessary now or in the near future with the U.S. Securities andExchange Commission.

Very truly yours,
/s/ Chang G. Park
____________________________
Chang G. Park, CPA
Chang G. Park, CPA, Ph. D.





CAL ALTA AUTO GLASS INC.
Condensed Consolidated Balance Sheets


			As of		           As of
			June 30,		December 31,
			2008		           2007

			(Unaudited)
ASSETS

Current Assets
Cash 		 	 $ 	 59,233 	 73,110
Accounts receivable (net)	 84,464 	 6,273
Inventory			 -   		 1,529


Total Current Assets	   	 143,697	 80,912

Net Property & Equipment 	 10,865 	 11,213

Other Assets
Loan receivable
(related party)			 441,445 	 346,918
Deposit				   4,307 	   4,435


Total Other Assets		 445,752 	 351,353

TOTAL ASSETS		 $ 	 600,314 	 443,479



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	 $ 	 155,191 	 68,226
Accounts payable
(related party)		 	181,783		 216,090
Accrued expense
(related party)			188,836 	 129,056
Income taxes payable		 6,237 		 6,422
GST payable		 	11,977 		 5,744


Total Current Liabilities      544,024 		 425,538

Stockholders' Equity
Common stock, ($0.001 par value,
25,000,000 shares
authorized 18,800,000 shares
 issued and outstanding
as of June 30, 2008 and
 December 31, 2007) 		 18,800 	 18,800
Paid-in capital		      1,566,300       1,566,300
Retained earnings	    (1,545,644)	     (1,584,692)
Foreign currency
translation adjustment 		 16,834 	17,533


Total Stockholders' Equity	 56,290 	 17,941

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY 	 $ 	 600,314	 443,479








CAL ALTA AUTO GLASS INC.
Condensed Consolidated Statement of Operations (Unaudited)


			Six Months		Six Months
			Ended			Ended
			June 30,		June 30,
			2008			2007

Revenues

Income		 $ 	 975,374 	 $ 	 690,966


Total Revenues	   	 975,374 	   	 690,966


Costs of Sales
Glass & moldings	 456,692 		 357,952


Total Costs of Sales	 456,692 		 357,952


Gross Profit		 518,682 		 333,014

Operating Expenses
Depreciation &
amortization		 2,022 		 	   1,409
Advertising		 130,631 	 	  96,412
Salaries & wages 	 140,041 		 451,880
Consulting expense	 4,075 		         534,213
Administrative expenses	 212,410 		 113,811


Total Operating Expenses 489,179 		 1,197,725

Operating Income / (Loss) 29,503 		 (864,711)

Other Income (Expenses)
Interest expense	 (450)		          (1,470)
Interest income
(related party)		  9,996 		   3,255

Total Other Income
(Expenses)		 9,546 		           1,785


NET INCOME (LOSS)   $ 	 39,049 	 $ 	 (862,926)



BASIC EARNING (LOSS)
PER SHARE	    $ 	 0.00 	         $ 	    (0.07)



WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING		 18,800,000 		 11,620,994








				Three months	     Three months
				ended			ended
				June 30			June 30
				2008			2007


Revenues

Income	  		 $ 	 646,038 	 $ 	 500,021


Total Revenues	 	   	 646,038 	   	 500,021


Costs of Sales
Glass & moldings	  	292,852 		 253,090


Total Costs of Sales		 292,852 		 253,090


Gross Profit			 353,186 		 246,931

Operating Expenses
Depreciation & amortization	 1,026 			 503
Advertising		  	 85,777 		 63,432
Salaries & wages 	 	 89,758 		 421,699
Consulting expense	 	 4,075 			 534,213
Administrative expenses	 	 133,045 		 62,491


Total Operating Expenses 	 313,681 		 1,082,338

Operating Income / (Loss)	 39,505 		 (835,407)

Other Income (Expenses)
Interest expense		 (136)			 (691)
Interest income - (related party) 5,106 		 3,255

Total Other Income (Expenses)	 4,970 			 2,564


NET INCOME (LOSS) 		$ 44,475      $       (832,843)



BASIC EARNING (LOSS) PER SHARE	$ 0.00 	      $ 	 (0.08)



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	 18,800,000 		 10,201,682









CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
For the Period from December 31, 2005 to June 30, 2008


	                      	Common	      Common  Additional
		                 Shares	       Stock  Paid
			                      Amount  in Capital

Balance, December 31, 2005	 10,595,000 	10,595  (10,395)



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01
Foreign currency translation adjustment

Net income for the year ended
December 31, 2006


Balance, December 31, 2006	10,595,000 	10,595 	(10,395)



Treasury stock 	             (195,000)	 (195)	 (1,755)

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 1,150,000 	 1,150 	 320,850

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 1,225,000 	 1,225 	 341,775

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 3,250,000 	 3,250 	 224,250

Stock issued for services for on
July 3, 2007 @ $0.27 per share	 30,000 	 30 	 8,070

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	 1,385,000 	 1,385 	 344,865

Stock issued for consulting services
on July 10, 2007 @ $0.25 per
share	 			1,360,000 	 1,360 	 338,640

Net income for the year ended
December 31, 2007

Foreign currency translation adjustment


Balance, December 31, 2007	 18,800,000 	18,800 	1,566,300


Net loss for the six months ended
June 30, 2008

Foreign currency translation adjustment
Balance, June 30, 2008 (Unaudited) 18,800,000  $18,800 $1,566,300








				    Treasury  Retained Foreign
				      Stock   Earnings Currency
				              (Deficit)translation


Balance, December 31, 2005	 		22,850	2,877



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01			(1,950)
Foreign currency translation adjustment			(1,456)

Net income for the year ended
December 31, 2006				29,176


Balance, December 31, 2006		(1,950)	52,026	1,421



Treasury stock 	           		1,950

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

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share

Stock issued for services for on
July 3, 2007 @ $0.27 per share

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share

Stock issued for consulting services
on July 10, 2007 @ $0.25 per
share

Net income for the year ended
December 31, 2007				(1,616,692)

Foreign currency translation adjustment 	(19,924)   16,112


Balance, December 31, 2007	 	0	(1,584,692) 17,533


Net loss for the six months ended
June 30, 2008					  39,049

Foreign currency translation adjustment 		    (700)

Balance, June 30, 2008 (Unaudited)      0       (1,545,644) 16,834








						Total




Balance, December 31, 2005	 		25,275



September 2006 Treasury Stock
repurchased under the cost method
195,000 shares @ $.01				(1,950)
Foreign currency translation adjustment		(1,456)

Net income for the year ended
December 31, 2006				29,176


Balance, December 31, 2006			51,697



Treasury stock

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 		322,000

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 		343,000

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 		227,500

Stock issued for services for on
July 3, 2007 @ $0.27 per share			8,100

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share			346,250

Stock issued for consulting services
on July 10, 2007 @ $0.25 per 			340,000
share

Net income for the year ended
December 31, 2007				(1,616,794)

Foreign currency translation adjustment 	(3,812)


Balance, December 31, 2007	 		17,941


Net loss for the six months ended
June 30, 2008					39,049

Foreign currency translation adjustment  	 (700)

Balance, June 30, 2008 (Unaudited)              56,290



CAL ALTA AUTO GLASS INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)


						Six Months	Six Months
						Ended		Ended
						June 30,	June 30,
						2008		2007


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)			 $ 	 39,049	 $ 	 (862,926)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization expense		 2,022 		 1,409
Common stock issued for services		 -   		 892,500
Change in assets and liabilities
(Increase) decrease in accounts receivable	 (78,192)	 (71,231)
(Increase) decrease in inventory		 1,529 		 (130)
(Increase) decrease in prepaid expenses		 -   		 (377)
Increase (decrease) in accounts payable		 86,965 	 146,211
Increase (decrease) in accounts
payable - related party		 		(34,307)	 -
Increase (decrease) in accrued
expense - related party		 		59,780 		 -
Increase (decrease) in taxes payable		 6,234 		 2,556
Increase (decrease) in income taxes payable	 (185)		 -


Net cash provided (used) by operating activities 82,895		 108,012

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase Fixed Assets		 		(1,992)		 -
(Increase) decrease in deposit			 128 		 (76)
Change in loan receivable - related party	 (94,527)	 (61,562)


Net cash provided (used) by investing activities (96,391)	 (61,562)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft		 -   		 (32,799)
Change in loan payable		 		 -		 (1,950)
Change in treasury stock		 	 -		 (1,950)


Net cash provided (used) by financing activities -   		 (36,699)

Effect of exchange rate changes on cash		 (381)		 4,844


Net increase (decrease) in cash		 	(13,877)	 14,595

Cash at beginning of period			 73,110		 -


Cash at end of period			 $ 	 59,233	 $ 	 14,595


Supplemental  cash flows disclosures:

Cash paid during period for interest	 $ 	 450 	 $ 	 1,470
Cash paid during period for income taxes $ 	 -   	 $ 	 -


Supplemental schedule of non-cash flows activities:

Common stock issued for services	 $ 	 -   	 $ 	 549,500
Common stock issued for bonus		 $ 	 -   	 $ 	 343,000











NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2008 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.
The results of operations for periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated a net loss of $1,545,644 through the period ended June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.




NOTE 4.  RELATED PARTY TRANSACTIONS

Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass Supplies, Inc. a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own.

Cal Alta owes Westcan Auto Glass Supplies, Inc. (a related party) accounts payable of $181,783 as of June 30, 2008.

FAA Enterprises (a related party) owes the Company loans receivable of $441,445 as of June 30, 2008. The loan receivable is interest bearing at a rate of 5%. Interest income from this receivable was $9,996 for the six months ended June 30, 2008. The loans are callable at anytime by Cal Alta Auto Glass, Inc.

FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned 100% by Frank Aiello, the Company's president.

Cal Alta Auto Glass, Ltd, has a three-year lease agreement for its North shop location. This location is owned by FAA Enterprises (a related party). The monthly lease commitment is CAD $3,000. Total rent payments to FAA Enterprises were CAD $18,000 for the six months June 30, 2008.

Cal-Alta Auto Glass, Ltd pays a monthly management fee to Frank Aiello, the President of the Company, of CAD $10,000 per month. As of June 30, 2008 the balance due to Mr. Aiello was $184,734 and is included in the accrued expense related party amount.











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

Allowance for Doubtful Accounts

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where Cal Alta is aware of a specific customer's inability to meet its financial obligations, Cal Alta records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

Loans Receivable

The loan receivable represents a significant portion of the Company's assets. Due to historical payment terms, management has not placed an allowance on this loan even though there has been an outstanding balance for sometime. The note is callable at anytime by the Company. It should be noted that the Company does allow FAA Enterprises (100% owned by Frank Aiello) to offset the amount they owe the Company, with amounts owed by the Company to Westcan Auto
Glass   (100% owned by Frank Aiello).

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


Results of Operations

Comparison of Quarters Ended June 30, 2008 and June 30, 2007

     The Company had revenues of $646,038 for the three months ended
June 30, 2008, compared with $500,021 for the same period last year.
The strengthening of the Canadian dollar versus the US dollar attributed to approximately $35,000 of the increase in revenue. In managements opinion the additional $111,000 increase in revenues can be attributed to good economic conditions in the Calgary area. Also contributing is the Company increasing their advertising spend by approximately 26% (in Canadian dollars) for the quarter ended June
30, 2008 compared to the same period of 2007. It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended June 30, 2008, was 45.3%, compared to 50.6% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the three months ending June 30, 2008, the Company had net income of$44,475, compared to a net loss of $832,843 for the same period of 2007. The net loss decreased due to a significant decrease in operating expenses.

    The Company's advertising expense for the three months ended June 30, 2008 increased $22,345 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 26% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

   General and administrative expenses increased $70,554, when comparing the three months ended June 30, 2008, to the same period the year before. Contributing to the increased expenses was a $21,000 increase in professional fees. Audit and review fees the Company incurs with being publicly traded are the main contributors to the increase, the current run rate is expected to continue. Management fees also increased approximately $41,500 for the same period. The management fee is paid to Frank Aiello, the Company's President. Mr. Aiello provides senior management and day to day operational oversight to the Company. For these management services Mr. Aiello earns $10,000 (CAD) monthly
(the management fee is payable upon demand or Mr. Aiello can elect to offset the payable against a receivable owed to the Company by Westcan
Auto Glass, Ltd (Westcan (100% owned by Frank Aiello) supplies approximately 45% of the Company's auto glass and supplies). Other items contributing to the increase in G&A were as follows, bank fees due to increased sales transactions increased $2,500, lease expense increased $5,500 and repairs increased $2,200. Other than this there were minor increases and decreases which offset each other.

   Salaries and wages decreased approximately $332,000 for the three months ended June 30, 2008 compared to the same period the year before. There was a decrease of $343,000 in salary expense due to there being no bonus pay out in 2008. It should be noted the bonus pay out in 2007 was paid by the issuance of the Company's common stock. There was an increase in base wages of approximately $11,000. This increase is due to higher volumes in the Company's shops.

   Consulting expense decreased approximately $530,000 for the three months ended June 30, 2008 compared to the same period the year before. The consulting expense decrease can be attributed to the following; $301,000 of the decrease is from decreased SEC consulting and acquisition due diligence and $227,500 of the decrease is due to not paying FAA Enterprises for work on enacting the Company's business plan. The current consulting expense run rate should hold unless the Company closes the proposed LOI with Energy One.

         It should be noted that the Company is currently under "LOI" with Energy One Resources, Inc. Energy One Resources, Inc., is in the business of providing hospitality services to the mining / oil services industry. It is anticipated that the transaction will be a stock for stock transaction and outside funding will not be needed. However, the Company is still awaiting the final audited financial statements so there has been no determination of the final purchase price. However, it is anticipated that if the acquisition is completed that the Company will divest all or part of the auto glass operation.

    There are seasonal impacts on the Company's operation; however, the timing of the impact is hard to pin down but it has to due with the amount of snowfall the Calgary area receives. The more snowfall received in the area, the more rock and gravel that is applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road. Customers typically wait until after the snow season to repair their windshield damage. The customers normally don't have the windshield repaired during snow season due to the rock and gravel that is applied to the roads due to the increased risk of damaging the windshield again. This affects accounts receivable due to many people having their auto glass repair being paid by their insurance company, while the customer is responsible for the deductible. The company after providing the services must wait for processing and payment by the insurance companies.
Comparison of six months Ended June 30, 2008 and June 30, 2007

     The Company had revenues of $975,374 for the six months ended June
30, 2008, compared with $690,966 for the same period last year. The strengthening of the Canadian dollar versus the US dollar attributed to approximately $71,000 of the increase in revenue. In managements opinion the additional $213,000 increase in revenues can be attributed to a mild winter in the Calgary area and good economic conditions in the Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. Also contributing is the Company increasing their advertising spend by approximately 22% (in Canadian dollars) for the six months ended June 30, 2008 compared to the same period of 2007. It should be noted that cost of goods sold as a percentage of sales when comparing the six months ended June 30, 2008, was 46.8%, compared to 51.8% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the six months ending June 30, 2008, the Company had net income of $39,049, compared to a net loss of $862,926 for the same period of 2007. The net loss decreased due to a significant decrease in operating expenses.

    The Company's advertising expense for the six months ended June 30, 2008 increased $34,219 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 22% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

   General and administrative expenses increased $98,559, when comparing the six months ended June 30, 2008, to the same period the year before. Contributing to the increased expenses was a $35,997 increase in professional fees. Audit and review fees the Company incurs with being publicly traded are the main contributors to the increase, the current run rate is expected to continue. Management fees also increased approximately $60,000 for the same period. The management fee is paid to Frank Aiello, the Company's President. Mr. Aiello provides senior management and day to day operational oversight to the Company. For these management services Mr. Aiello earns $10,000
(CAD) monthly (the management fee is payable upon demand or Mr. Aiello can elect to offset the payable against a receivable owed to the Company by Westcan Auto Glass, Ltd (Westcan (100% owned by Frank Aiello) supplies approximately 45% of the Company's auto glass and supplies). Other items contributing to the increase in G&A were as follows, bank fees due to increased sales transactions increased $4,100, lease expense increased
$7,900 and repairs increased $4,100. Other than this there were minor increases and decreases which offset each other.

   Salaries and wages decreased approximately $311,839 for the six months ended June 30, 2008 compared to the same period the year before. There was a decrease of $343,000 in salary expense due to there being no bonus pay out in 2008. It should be noted the bonus pay out in 2007 was paid by the issuance of the Company's common stock. There was an increase in base wages of approximately $31,957. This increase is due to higher volumes in the Company's shops.

   Consulting expense decreased approximately $530,000 for the three months ended June 30, 2008 compared to the same period the year before. The consulting expense decrease can be attributed to the following; $301,000 of the decrease is from decreased SEC consulting and acquisition due diligence and $227,500 of the decrease is due to not paying FAA Enterprises for work on enacting the Company's business plan. The current consulting expense run . rate should hold unless the Company closes the proposed LOI with Energy One.





Liquidity and Capital Resources

     As of June 30, 2008, the Company has $143,697 in total current assets, compared to total current assets of $80,912 as of December 31, 2007. Current assets increased by $62,785. Cash decreased by approximately $14,000. This was offset by an approximate increase in accounts receivable (net) of $78,000 for the same period.

     As of June 30, 2008, the Company has $544,024 in total current liabilities compared to $425,538 as of December 31, 2007. Accounts payable increased $86,965, due to increased business, and accounts payable (related party) / accrued expenses (related party) increased $25,473.

   The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

          For the six months ended June 30, 2008, the Company provided cash from operations in the amount of $82,895 compared to cash provided from operations of $108,012 for the same period the year before. Contributing to the decrease in cash provided from operations when comparing the six months ended June 30, 2008 to the same period the year before is that accounts payable increased approximately $60,000 less for the six months ended June 30, 2008 versus the same period of 2007.

    The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars). There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of June
30, 2008, the credit line did not have an outstanding balance.

The Company has accumulated losses of $1,545,644 as of June 30, 2008. Due to the significant operating and net loss the Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Off-Balance-Sheet Arrangements

      As of June 30, 2008, we did not have any off-balance-sheet arrangements other that operating leases, that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.T. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer / Principal Accounting Officer has concluded, based on their evaluation as of June 30, 2008, the end of the fiscal quarter to which this report relates, that Cal Alta Auto Glass's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cal Alta Auto Glass in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cal Alta Auto Glass in such reports is accumulated and communicated to Cal Alta Auto Glass's management, including the Chief Executive Officer/ Principal Accounting Officer, to allow timely decisions regarding required disclosure. Cal Alta Auto Glass's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching Cal Alta Auto Glass's disclosure requirements and are effective in reaching that level of assurance.

(B) Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Control over Financial Reporting

    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over inancial reporting.

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

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Frank Aiello
     99.1 Bank Overdraft Agreement filed by reference on June 29, 2006
                  8-K filed by reference on April 23, 2007 more have been filed


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.




      CAL ALTA AUTO GLASS, INC.


        Date: August 12, 2008             By: /s/ Frank Aiello
                                              -------------------
                                                  Frank Aiello
                      President/CEO/Principal Accounting Officer/ Dir.






S-1