Form 10KSB/A
period 2007-12-31
Cal Alta Auto Glass Inc
filed 2008-10-10
CIK 1321724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
x Annual Report pursuant to Section 13 or 15(D) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number: 000-51227

CAL ALTA AUTO GLASS, INC.
(Name of small business issuer in its charter)

NEVADA                                         88-0448809
(States of other jurisdiction               (I.R.S. Employer
of incorporation or organization)             Identification
No.)

# 8 3927 Edmonton Trail N.E., Calgary, Alberta  Canada

      (Address of principal executive offices)

T2E6T1
(Zip Code)

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


Common Stock
	18,800,000 Shares Outstanding
$0.001 par value
as of April 14, 2008


Certain information required by Part III of this Form 10-KSB/A is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X
Yes     No

The issuers revenues for its most recent year were $1,721,963.










ii





CAL ALTA AUTO GLASS, INC.
TABLE OF CONTENTS


                   PART I

Page

Item 1.          Description of Business     		2-4
Item 2.          Description of Property      		4-5
Item 3.          Legal Proceedings                      5-6
Item 4.          Submission of Matter to a Vote of
                 Security Holders
		             		                6


                         PART II

Item 5.          Market for Common Equity and
		 Related Stockholder Matters     	6-7

Item 6.          Managements Discussion and
		 Analysis or Plan of Operation         	7-8

Item 7.          Financial Statements  		      	8

Item 8.          Changes in and Disagreements with
		 Accountants on Accounting and
	         Financial Disclosure  	                9

Item 8a.        Controls and Procedures                 9

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

Item 14.        Accountants


SIGNATURES
	S-1
















1

The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," " expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

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

Item 2.  Description of Property

     The Company has a resident agent office at 6565 Spencer
Street, Las Vegas, NV 89119, Las Vegas,  Nevada.

     A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta, T2E6T1 and is rented at approximately $3,000 (US) per month from Frank Aiello, (the Company's President) on a three year lease. The lease expires in May of 2010. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5 and is rented at approximately $2,665 (US) per month from an unrelated party on a five year lease that expires in December 2011.

    In the opinion of management, the above rented shops are in excellent rental condition and adequately insured.

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

The company stock has, during the fiscal year ending December 31, 2007, traded between $.10 and $.55 per share. The number of shares of common stock, $.001 par value, issued and outstanding of the Company was 18,800,000 as of April 14, 2008.

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


    Changes in Securities / Recent Sales of Unregistered
Securities

On May 10, 2007, the Company issued 2,375,000 shares of common stock at $.28 per share for total consideration of $665,000. The shares were issued for the following consideration.

1,225,000 shares of common stock were issued for bonuses to key employees for total consideration of $343,000. The shares were issued under the 2007 Employee and Consultants Compensation Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

1,150,000 shares of common stock were issued for services rendered at $.28 per share for total consideration of $322,000. The shares issued for services rendered were issued as follows. The Company issued 75,000 shares of common stock for legal fees for total consideration of $21,000 and 1,075,000 shares of common stock for consulting services for total consideration of $301,000.
The consulting fees of $301,000 were paid to four individuals for SEC consulting and acquisition due diligence. The shares were issued under the 2007 Employee and Consultants Compensation
Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

       On June 1, 2007, the Company issued 3,250,000 shares of common stock at $.07, or total consideration of $227,550 to FAA Enterprises for services rendered. FAA Enterprises is owned 100% by Frank Aiello our Company President. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On July 3, 2007, the Company issued 1,530,000 shares of common stock at $.27 per share for total consideration of $413,100. The shares were issued for the following consideration. The Company issued 30,000 shares for legal fees for total consideration of $ 8,100 and further issued 1,500,000 shares for investor relations services for total consideration of $405,000 (the shares issued for investor relations were cancelled in the fourth quarter of 2007, the share issuance representing the investor relations shares were netted out of the transaction in the equity statement for presentation purposes). It should be noted that the shares for investor relations were retired due to the proposed transaction with Energy One not closing in a timely manner and no investor relations services were rendered in connection with this share issuance. The shares were issued under the 2007 Employee and Consultants Compensation Fund and Plan. The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

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

      As of April 14, 2008 the Company has a total of 18,800,00 shares of common stock issued and outstanding.

Description of Securities

The Company is authorized to issue 25,000,000 shares of Common Stock, par value $.001 per share. As of December 31, 2007, there were 18,800,000 shares issued and outstanding. As of December 31, 2006, there were 10,595,000 shares issued, 10,400,000 shares outstanding and 195,000 shares were held in treasury.

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

Results of Operations

       For the year ended December 31, 2007, the Company had sales of $1,721,963 compared to $1,133,615 for the same period ended December 31, 2006, with a net loss of ($1,616,794) compared to net income of $29,176, for the same period respectively. The $588,348 increase in revenues for year ended December 31, 2007 compared to 2006, can be attributed largely in managements opinion to a mild winter in the Calgary area and good economic conditions in the Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. Also contributing is the Company increasing their advertising spend by approximately 10%. The further strengthening of the Canadian dollar to the US dollar also contributed to approximately $95,000 of this increase. The Canadian dollar exchange rates strengthened from .88 for the year average ended December 31, 2006 to .93 for the year average ended December 31, 2007. Cost of goods sold increased as a percentage of sales by approximately 2%. In the opinion of management the increase in the cost of goods sold as a percentage of revenue is due to the main supplier to the Company PPG passing along price increase. Salaries and wages were up approximately $776,239. $689,250 of this increase is due to the Company rewarding their staff with stock based bonuses. The bonuses are for key employees who are important to the daily operations. The remaining increase is due to increased wages and increased business so there are more overall payroll hours. Bad debt expense increased $44,000. This was due to the Company being unable to obtain year end confirmations from the insurance companies who had significant accounts receivable balances. General and administrative expenses were up approximately $73,057. Accounting costs increased almost $20,000 due to the Company incurring additional costs due to being a publicly traded company. Credit card transaction fees also increased almost $10,000 and shop supplies increased almost $5,000 as the Company experienced greater business volumes. The balance of the general and administrative increase was made up of small increases to several expense accounts. Management fees increased $112,278 due to management fee expense to Frank Aiello, the Company's President. Mr. Aiello provides senior management and day to day operational oversight to the Company. For these management services Mr. Aiello earns $10,000 (CAN) monthly. The management fee is payable upon demand or Mr. Aiello can elect to offset the payable against a receivable owed to the Company by Westcan Auto Glass, Ltd (Westcan (100% owned by Frank Aiello) supplies approximately 45% of the Company's auto glass and supplies). It should be noted that Mr. Aiello receives no salary from the Company. Advertising expenses increased approximately $37,000 as the Company advertised in more phonebooks and mailers than in the past. Consulting expenses were up $870,095 as the Company incurred significant expenses due to being publicly traded . The consulting expenses can be broken down into two main categories investor relations $300,000 (ie.
Reviewing company financing options, working to make the Company DTC eligible, working with market makers) and business consulting (approximately $570,000). The business consulting expense is broken down as follows, approximately $352,000 for business management ($227,500 of this was paid to FAA Enterprises, which is 100% owned by Frank Aiello for management services related to work on the Company's business plan) and $216,000 for general consulting (ie. SEC document preparation, clerical work, and possible new site location screening).

The Company does not expect the consulting and investor relation expenses to run at such a high rate going forward. It is anticipated that the run rate of these expenses will be approximately 15-20% of the 2007 run rate. It should be noted that if the Company closes the proposed transaction with Energy One Resources the estimated future run rates for consulting and investor relations could change significantly. Management has not determined what this potential increase could be. The accounting and related regulatory expenses are anticipated to continue at the 2007 run rates. The accounting and regulatory run rates should not be affected by the proposed Energy One transaction.





Income Statement Summary
December 31

			2007 		 2006

Revenues		$ 1,721,963      $ 1,133,615

Total Operating
Costs     		  3,342,983        1,111,581

Net Operating
Income / (Loss)          (1,621,020)          22,034

Other Income
/ (Expense)	              4,226            7,142


Net Income / (Loss)      (1,616,794)          29,176


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

Liquidity and Capital Resources

   As of December 31, 2007, the Company has $73,110 in cash and $353,192 in accounts and loans receivable. This is compared with ($32,779) in cash and $133,281 in accounts and loans receivable as of December 31, 2006. It should be noted that included in the accounts and loans receivable amount for December 31, 2007 and is $346,918, which was due from FAA Enterprises (see related party note). This balance was $100,450 as of year-end 2006.

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

    The Company generated an operating loss of $1,621,020 and a net loss of $1,616,794 during the year ended December 31, 2007. Due to the significant operating and net loss the Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     It should be noted that the Company is currently under "LOI" with Energy One Resources, Inc. Energy One Resources, Inc., is in the business of providing hospitality services to the mining / oil services industry. It is anticipated that the transaction will be a stock for stock transaction and outside funding will not be needed. However, the Company is still awaiting significant elements of the requested due diligence so there has been no determination of the final purchase price. However, it is anticipated that if the acquisition is completed that the Company will divest all or part of the auto glass operation.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not have a material impact on our financial statements.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts and loans receivable. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Revenue Recognition

Revenue from the sale of windshields is recognized at the time of installation, as the Company has no obligation after installation.


For Cash Paying Customers -For customers paying via cash or charge the Company receives payment before releasing the vehicle.

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


Item 7.  Financial Statements and Supplementary Data

Chang G. Park, CPA, Ph. D.
2667 CAMINO DEL RIO SOUTH PLAZA B  SAN DIEGO
CALIFORNIA 92108-3707?
TELEPHONE (858)722-5953 FAX (858) 761-0341 FAX (858) 764-5480
E-MAIL changgpark@gmail.com



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



/s/Chang Park
____________________
CHANG G. PARK, CPA

February 8, 2008, except as to Notes 2, 5, 7 and 11
which are as of October 8, 2008




CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets



				As of		As of
				December 31, 	December 31,
				2007		2006


ASSETS

Current Assets
Cash  	 		$ 	 73,110 	 $ -
Accounts receivable(net)	 6,274 		 32,831
Inventory		 	 1,529 		 1,286
Prepaid expenses		 -   		 3,730


Toal Current Assets	   	 80,913 	 37,847

Net Property & Equipment  	 11,213		 9,796

Other Assets
Loan receivable
(a related party)		 346,918 	 100,450
Deposit			           4,435 	 759


Total Other Assets		 351,353 	 101,209

TOTAL ASSETS	 $ 	 443,479 		 $148,852



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	 $ 	 68,226 	 $ 51,339
Accounts payable
 (related party)		 216,090	 -
Bank overdraft			 -   		 32,799
Management fee payable		 129,056	 1,950
Income taxes payable		 6,422 		 -
GST payable		 	 5,744		 11,066


Total Current Liabilities	 425,538	 97,154

Stockholders' Equity
Common stock, ($0.001 par
value, 25,000,000 shares
authorized 18,800,000
shares issued and
 outstanding as of
December 31, 2007
10,595,000 shares issued,
of which 195,000 shares
were held in treasury
as of December 31, 2006) 	 18,800 	 10,595
Paid-in capital		 	1,566,300 	 (10,395)
Treasury stock		 	 -   		 (1,950)
Retained earnings	       (1,584,692)	 52,027
Foreign currency translation
adjustment 		 	17,533		 1,421


Total Stockholders'
Equity				17,941		 51,698

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY 	 $ 	 443,479 	 $ 148,852



See notes to the financial statements



CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations



			Year 		Year
			Ended		Ended
			December 31, 	December 31,
			2007		2006


Revenues

Income		 $ 	 1,721,963 	 $ 	 1,133,615


Total Revenues	   	 1,721,963 	   	 1,133,615


Costs of Sales
Glass & moldings	 875,870 		 552,888
Sub. contractors	 -   			 2,296


Total Costs of Sales	875,870 		 555,184


Gross Profit		 846,093 		 578,431

Operating Expenses
Depreciation & amortization 400 		 2,601
Advertising		 210,045 		 172,986
Salaries & wages 	 964,102 		 187,863
Consulting		 879,207 		 9,112
Management fee
(a related party)	 112,278 		 -
Bad debt expense	 44,189 		 -
Administrative expenses	 256,892 		 183,835


Total Operating Expenses 2,467,113 		 556,397

Operating Income / (Loss) (1,621,020)		 22,034

Other Income (Expenses)
Interest expense	 (4,949)		 (2,315)
Interest income
(related party)		 9,175 		 	9,457


Total Other Income
(Expenses)		 4,226 			 7,142


NET INCOME (LOSS)   $ 	 (1,616,794)	 $ 	 29,176



BASIC EARNING (LOSS)
PER SHARE	    $ 	 (0.11)	 	 $ 	 0.00



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING 15,172,151 		 10,529,822

See notes to the financial statements

CAL ALTA AUTO GLASS, INC.
Statement of Changes in Stockholders' Equity
For the Period from december 31, 2005 to December 31, 2007

				Common		Common
				Shares		Stock
						Amount
Balance December
31, 2005			10,595,000	10,595

September 2006 Treasury
Stock repurchased under
the cost method
195,000 shares @$ .01		(195,000)

Foreign curreny
translation adjustment

Net income for
the year ended
December31, 2006

Balance, December
31, 2006			10,400,000	10,595

Treasury Stock					(195)

Stock issued for
services rendered
on May 10, 2007 @
$0.28 per share			1,150,000	1,150

Stock issued for
bonuses on
May 10, 2007 @
$0.07 per share			1,225,000	1,225

Stock issued for
services rendered on
June 1, 2007 @ $0.07
per share			3,250,000	3,250

Stock issued
for services on
July 3, 2007 @			30,000		30
$0.27 per share

Stock issued
for bonuses on
July 10, 2007 @
$0.25 per share			1,385,000	1,385

Stock issued for
consulting services
on July 10, 2007
@ $0.27 per share		1,360,000	1,360

Net income for the
year ended
December 31, 2007

Foreign currency
translation
adjustment

Balance,
December 31, 2007		18,800,000	$18,800







				Additional
				Paid 		Treasury
				Capital		Stock

Balance December
31, 2005			(10,395)

September 2006 Treasury
Stock repurchased under
the cost method
195,000 shares @$ .01		(1,950)

Foreign curreny
translation adjustment

Net income for
the year ended
December31, 2006

Balance, December
31, 2006			(10,395)	(1,950)

Treasury Stock			(1,755)		1,950

Stock issued for
services rendered
on May 10, 2007 @
$0.28 per share			320,850

Stock issued for
bonuses on
May 10, 2007 @
$0.07 per share			341,775

Stock issued for
services rendered on
June 1, 2007 @ $0.07
per share			224,250

Stock issued
for services on
July 3, 2007 @
$0.27 per share			8,070

Stock issued
for bonuses on
July 10, 2007 @
$0.25 per share			344,865

Stock issued for
consulting services
on July 10, 2007
@ $0.27 per share		338,640

Net income for the
year ended
December 31, 2007

Foreign currency
translation
adjustment

Balance,
December 31, 2007		$1,566,300





				Retained	Foreign		Total
				Earnings	Currency
				(Deficit)	Translation

Balance December
31, 2005			22,850		2,877		25,275

September 2006 Treasury
Stock repurchased under
the cost method
195,000 shares @$ .01						(1,950)

Foreign curreny
translation adjustment						(1,456)

Net income for
the year ended
December31, 2006						29,167

Balance, December
31, 2006							51,697

Treasury Stock

Stock issued for
services rendered
on May 10, 2007 @
$0.28 per share							322,000

Stock issued for
bonuses on
May 10, 2007 @
$0.07 per share							343,000

Stock issued for
services rendered on
June 1, 2007 @ $0.07
per share							227,500

Stock issued
for services on
July 3, 2007 @
$0.27 per share							8,100

Stock issued
for bonuses on
July 10, 2007 @
$0.25 per share							346,250

Stock issued for
consulting services
on July 10, 2007
@ $0.27 per share						340,000

Net income for the
year ended
December 31, 2007					      (1,616,794)

Foreign currency
translation
adjustment			(19,924)	16,112		(3,812)

Balance,
December 31, 2007	$     (1,584,692)   $	17,533	    $  17,941



See notes to the financial statement



CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows



			Year				Year
			Ended				Ended
			December 31,			December 31,
			2007				2006


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $ 	 (1,616,794)	 $ 	 29,176
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation &
amortization expense			400 		 2,601
Bad debts			     44,189
Commonn stock issued
for services	  	            897,600 		 -
Common stock issued
for bonuses		            689,250 		 -
Gain on sales of
securities	                    	 -   		 (9,457)
Change in assets and
liabilities
(Increase) decrease in
 accounts receivable		  (17,631)		 9,945
(Increase) decrease in
inventory		             (243)		 -
(Increase) decrease in
 provision for earned
 discounts		                -   		 26,072
Increase (decrease) in
 accounts payable		    16,887 		 7,548
Increase (decrease) in
accounts payable
 related party		           216,090 		 -
Increase (decrease) in
taxes payable		            (5,322)		 5,505
Increase (decrease) in
income taxes payable		     6,422 		 -


Net cash provided (used)
by operating activities		   230,848 		 71,390

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in
 deposits		                54 		 (1,343)
(Increase) decrease in
 notes receivable		        -   		 6,749
(Increase) decrease in
investment		 -   				 14,604
Change in notes receivable
related party		 	   (246,468)	        (78,637)


Net cash provided (used
 by investing activities           (246,414)		 (58,627)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
bank overdraft			   (32,799)		 (11,551)
Change in loan payable		   127,106 		  1,950
Change in treasury stock		 -   		 (1,950)


Net cash provided (used
 by financing activities    	    94,307 		 (11,551)

Effect of exchange rate
 changes on cash		    (5,631)		 (1,212)


Net increase (decrease)
in cash		                    73,110 			 -

Cash at beginning of year		 -   			 -


Cash at end of year	      $     73,110 		 $ 	 -


Supplemental  cash flows
disclosures:

Cash paid during period
for interest	 	      $      4,949 		 $ 2,315
Cash paid during period
 for income taxes	      $ 	 -   		 $ 	 -


Supplemental schedule of
non-cash flows activities:

Treasury stock	 	      $ 	 -   		 $  1,950


See notes to the financial statement

CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006

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


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006



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


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006




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

The Company recognizes revenue from windshield repairs and replacements when the following conditions exist:

	Persuasive evidence of an arrangement
exists between a customer and the Company
(a written and accepted estimate).
	Delivery has occurred or services have
been rendered, (job or services for
customer(s) has been completed and
accepted).
	The Company's price to the customer is
fixed or determinable (and accepted).
	Collectibility is reasonably assured.

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


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006



NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)

j. Allowance for Doubtful Accounts

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

k. Loan Receivable

The loan receivable represents a significant
portion of the Company's assets. Due to
historical payment terms, management has not
placed an allowance on this loan even though
there has been an outstanding balance for
sometime. The note is callable at anytime by
the Company. It should be noted that the
Company does allow FAA Enterprises (100% owned
by Frank Aiello) to offset the amount they owe
the Company, with amounts owed by the Company
to Westcan Auto Glass   (100% owned by Frank
Aiello). The Company presents the loan
receivable as long term even though it is callable at anytime by the Company because there is no intention to call the loan within the next twelve months and currently there are no repayment terms.

l.   Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Income tax returns are reported to Canada and United States as required by regulatory agencies.







NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)

m. GST Payable

GST payable represents sales taxes that are owed by the Canadian operations to the local governments. As of December 31, 2007 and 2006, the Company owed $5,744 and $11,066 GST payable, respectively. It should be noted that the Company presents its revenues on a net basis of any sales or GST taxes.

n. New Accounting Pronouncements:

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

In February 2007, the FASB issued SFAS No. 159,
"The Fair Value Option for Financial Assets and
Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS
No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain
Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November
15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No.
157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No.
157, "Fair Value Measurements" ("SFAS 157").
The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)

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

NOTE 3.  OPERATING LEASES

The Company leases two locations the north shop and the south shop. The South shop lease expires on December 1, 2011 and the North shop is leased from a related party and is on a three year agreement with a related party.
Rent expense for the year ended December 31, 2007 and 2006 were $63,992 and $58,744, respectively. The Company also leases a vehicle under a operating lease that expires in July 2008. Lease expenses for the vehicle for the year ended December 31, 2007 and 2006 and were $7,156 and $6,741, respectively. At
December 31, 2007, minimum annual rental commitments under the property non-cancelable lease (South shop) were as follows:

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







NOTE 5.  RELATED PARTY TRANSACTIONS

Cal Alta Auto Glass, Ltd, purchases approximately
45% of its glass and supplies from Westcan
Autoglass Supplies, Inc. a company owned 100% by Mr. Frank Aiello, the Company's President.
Mr. Aiello currently does not run any auto glass shops of his own. Cal Alta and supply purchases from Westcan were $487,337 and $239,574 for the years ended December 31, 2007 and 2006, respectively.

Cal Alta owes Westcan Auto Glass Supplies, Inc. (a related party) accounts payable of $216,090 as of December 31, 2007.

FAA Enterprises (a related party) owes the Company loans receivable of $346,918 and $100,450 as of December 31, 2007 and 2006, respectively.
For the year ended December 31, 2007, the receivable to FAA Enterprises increased $246,468.
The loan receivable is interest bearing at a rate of 5%. Interest income from this receivable was $9,175 and $9,457 for the years ended
December 31, 2007 and 2006, respectively. The loans are callable at anytime by Cal Alta Auto
Glass, Inc. As of December 31, 2007 there are no repayment terms.

FAA Enterprises and Westcan Autoglass Supplies,
Inc. are owned 100% by Frank Aiello, the Company's
President. One of the Company's main suppliers is Westcan Autoglass Supplies, Inc. (A Canadian
Corporation).  The Company's largest debtor is FAA
Enterprises. Cal Alta has received an oral agreement from Frank Aiello that if necessary to offset the FAA Enterprises (FAA is owned 100% by Frank Aiello) receivable with the payable due to Westcan Autoglass Supplies, Inc. (Westcan is owned
100% by Frank Aiello). As of 2007 no offset between the companies had been made.

Cal Alta Auto Glass, Ltd, has a three year lease agreement for its North shop location. This location is owned by FAA Enterprises (a related party). The monthly lease commitment is $3,000.
Total rent payments to FAA Enterprises were $36,000 for the years ended December 31, 2007 and 2006.

Cal-Alta Auto Glass, Ltd has a note payable due to Frank Aiello, the President of the Company. As of
December 31, 2007 and 2006 the balance was $129,056 included in the 2007 balance was a management fee payable to Mr. Aiello of approximately $107,900 and $1,950. Currently there are no repayment terms on the payable to Mr.
Aiello. It should also be noted that the payable to Mr. Aiello bears a 5% interest rate annually.
The note is callable by Mr. Aiello at anytime.


NOTE 6.  FOREIGN CURRENCY TRANSLATION

Accounting for Cal Alta Auto Glass, Ltd. is conducted in Canadian currency. As per our audit we convert figures on a period basis in accordance with FASB # 52. The functional currency is in Canadian currency. The
Companies balance sheets as of December 31, 2007 and 2006 were translated at their period ended rate of 1.01940 and 0.85810, (Canadian currency to US currency) respectively.
Statements of operations and cash flows were reported on the weighted average for the twelve months ended December 31, 2007 and 2006 as required by FASB # 52. The weighted average for the year ended December 31, 2007 and 2006 were
0.93565 and 0.88206, (Canadian currency to US currency) respectively.





NOTE  7.  COMMON STOCK

Transactions other than employees' stock
issuance, are accounted for in accordance with
paragraph 7 of SFAS 123(R).   These
transactions are measured either by the fair value of the equity instruments issued or by the fair value of the goods or services received, whichever is more reliably measurable.

Transactions involving employees' stock
issuance are accounted for in accordance with
paragraphs (11-63) of SFAS 123(R).   The cost
of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date-fair value of the equity instruments issued or on the fair value of the liablilities incurred.

In September 2006 the Company repurchased
195,000 shares of stock at $0.01.

On May 10, 2007 the Company issued 1,150,000 shares of common stock for services rendered @
$0.28 per share.

On May 10, 2007 the Company issued 1,225,000 shares of common stock for employee bonus @
$0.28 per share.

On June 1, 2007 the Company issued 3,250,000 shares of common stock for services rendered @
$0.07 per share.

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


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006








NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

	Common stock, $ 0.001 par value:
25,000,000 shares authorized; 18,800,000
shares issued and outstanding.


The Company has approved two stock option plans, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.

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

At December 31, 2007 the Company has an
$1,584,692 operating and capital loss
carryfoward for US tax purposes.

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



CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006


NOTE 9.  INCOME TAXES (CONTINUED)


			December 31, 2007



Loss carryforward at
December 31, 2006        $    40,428
Net loss for the
year ended 12/31/07           32,003
Loss carryforward at
December 31, 2007             72,431

Deferred tax benefit     $    10,865
Valuation allowance          (10,865)

-------------------------
Net income tax benefit   $      0

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

NOTE 11. RESTATEMENT

The accompanying consolidated financial
statements af of December 31, 2007, along with the Report of the Independent Registered Public
Accounting Firm dated February 8, 2008, have been restated as of October 8, 2008. The following is a summary of the significant effects of the restatemtn on the Notes to the Consolidated Financial Statements:

In Note 2. the Company added further
disclosures describing critical accounting policies. Please see the addition of Note 2. j
Allowance for Doubtful Accounts and Note 2. k
Loan Receivable.


CAL-ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2007 and 2006

NOTE 11. RESTATEMENT (CONTINUED)

In Note 5. the company added further
disclosures regarding regarding related party transactions and payment terms of the related party transactions.

In Note 7. the Company added the appropriate disclosures regarding common stock transactions with non emplyees and employees relative to FAS 123(R).






Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
The term "disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2007 and as amended on September 24, 2008 as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management
report on the internal controls.   We have since taken steps to
ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

The following table shows the amount of all compensation earned for services in all capacities to the Company for the last three fiscal years.

						   Restricted
                                                    Stock
Name              Year		Salary    Bonus     Awards


Frank Aiello,
President         2007        $112,278*	     0     $227,500
Director	  2006               0	     0		0
                  2005         $12,386	     0		0

Denise Aiello,
Secretary         2007               0	     0 		0
Director          2006               0	     0		0
                  2005               0	     0		0

*This represents the management fee which was earned by Mr. Aiello (see related party note)


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
Section 1350, as
                    Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act  of 2002.
99.1 	     Bank Overdraft Agreement make this a reference

                           List of documents filed as part of this
report:
                           (a) Exhibits
TRACEY CHECK LIST OF DOCS

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

CAL ALTA
AUTO GLASS, INC.

By:/s/ Frank Aiello
Frank Aiello, President/CEO/ Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature              Title                    Date


/s/ Frank Aiello   President/CEO/            10/9/2008
Frank Aiello       Principal Accounting
                   Officer


/s/ Denise Aiello  Sec. / Treas              10/9/2008
Denise Aiello


S-1