Form 10-Q/A
period 2008-03-31
Cal Alta Auto Glass Inc
filed 2008-10-14
CIK 1321724

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

Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the Registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
? Yes     ? No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):







? Large accelerated filer

? Accelerated filer

? Non-accelerated filer

? Smaller reporting company
Indicate by check mark whether the Registrant is a
shell company (as defined in Rule 12b-2 of the
Exchange Act).
? Yes     ? No
As of May 19, 2008, there were 18,800,000 shares of common stock outstanding.














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

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects,"
"plans," "anticipates," "believes," "estimates,"
"predicts," "potential," or "continue" or the negative of those words and other comparable words.
These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition; changes in laws and regulations; our ability to generate sufficient cash flow to meet our financial obligations; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form
10-KSB/A for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.








Part I

ITEM 1. Financial Statements



Chang G. Park, CPA, Ph. D.
 2667 CAMINO DEL RIO SOUTH PLAZA B SAN DIEGO
 CALIFORNIA 92108-3707
 TELEPHONE (858)722-5953  FAX (858) 760-0341
 FAX (858) 764-5480
 E-MAIL changgpark@gmail.com



 Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary


We have reviewed the condensed consolidated accompanying balancesheet of Cal Alta Auto Glass, Inc. and subsidiary
(the "Company") as of March 31, 2008, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the three months ended March 31, 2008 and 2007.These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United Stated of America.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 3 to the condensed consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Chang G. Park
____________________________
Chang G. Park, CPA

May 15, 2008, except as to note 4 which is as of October 8, 2008
San Diego, California





CAL ALTA AUTO GLASS INC.
Consolidated Balance Sheets



			        As of		As of
			      March 31,		December 31,
		         	2008		2007
			     (Unaudited)
ASSETS

Current Assets
Cash  			 $ 	 11,145 		 73,110
Accounts receivable(net)	 74,291 		 6,273
Inventory		 	  1,468 		 1,529


Total Current Assets	   	 86,903 		 80,912

Net Property & Equipment 	 9,783 			 11,213

Other Assets
Loan receivable
 (a related party)		 396,113 		 346,918
Deposit		 		   4,256 		   4,435


Total Other Assets		 400,369 		 351,353

TOTAL ASSETS	 	$ 	 497,055 		 443,479



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	 $ 	 99,223 		 68,226
Accounts payable
 (a related party)		 245,061 		 216,090
Accrued expense
 (a related party)		 127,401 		 129,056
Income taxes payable		   6,163 		   6,422
GST payable		           7,398 		   5,744


Total Current Liabilities	485,246 		 425,538

Stockholders' Equity
Common stock, ($0.001 par
value, 25,000,000 shares
authorized 18,800,000
shares issued and outstanding
as of March 31, 2008 and
December 31, 2007) 		 18,800 		 18,800
Paid-in capital		      1,566,300               1,566,300
Retained earnings	     (1,590,118)	     (1,584,692)
Foreign currency
translation adjustment 		 16,828 		 17,533


Total Stockholders' Equity	 11,810 		 17,941

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY 	 $ 	 497,055 		 443,479

See notes to the condensed Consolidated Financial Statements



CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations (Unaudited)



			Three 			Three
			Months Ended		Months Ended
			March 31, 		March 31,
			2008			2007
			(Restated)
Revenues

Income		 $ 	 329,336 	 $ 	 190,945


Total Revenues	   	 329,336 	   	 190,945


Costs of Sales
Glass & moldings	 163,840 		 104,862


Total Costs of Sales	 163,840 		 104,862


Gross Profit		 165,496 		 86,083

Operating Expenses
Depreciation & amortization  996 		 906
Advertising		 44,854 		 32,980
Salaries & wages 	 50,283 		 30,181
Administrative expenses	 79,365 		 51,320


Total Operating Expenses 175,498 		 115,387

Operating Income / (Loss) (10,002)		 (29,304)

Other Income (Expenses)
Interest expense	   (314)		  (779)
Interest income
 (related party)           4,890 		    -


Total Other Income
(Expenses)		   4,576 		 (779)


NET INCOME (LOSS)   $ 	 (5,426)	 $ 	 (30,083)



BASIC EARNING
(LOSS) PER SHARE   $ 	 (0.00)	 	$ 	 (0.00)



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING	      18,800,000		 10,595,000



See Notes to the Consolidated Financial Statements



CAL ALTA AUTO GLASS, INC.
Statement of Changes in Stockholders' Equity
For the Period from december 31, 2005 to march 31, 2008




			Common		Common	  	Additional
			Shares		Stock		Paid in
					Amount		in Capital

Balance,
December 31, 2005	10,595,000	10,595		(10,395)

September 2006
Treasury Stock
repurchased under
the cost method
195,000 shares @ $.01	(195,000)


Foreign currency
translation adjustment

Net income for the
year ended
December 31, 2006

Balance,
December 31, 2006	10,400,000	10,595		(10,395)

Treasury Stock				(195)		(1,755)

Stock issed for
services rendered
on May 10, 2007
@ $0.28 per share	1,150,000	1,150		320,850

Stock issued for
bobuses on
on May,  10, 2007
@ $0.28 per share	1,225,000	1,225		341,775

Stock issed for
services on
June 1, 2007
@ $0.07 per share	3,250,000	3,250		224,250

Stock issed
services on
July 3, 2007
@ $0.27 per share	30,000		30		8,070

Stock issued
for bonuses
on July 10, 2007
@ $0.25 per share	1,385,000	1,385		344,865

Stock issued
for consulting
services on
July 10, 2007
@ $0.25 per share	1,360,000	1,360		388,640

Net income for the
year ended December
31, 2007

Foreign currency
translation
adjustment

Balance,
December 31, 2007	18,800,000	18,800		1,566,300

Net loss of the
three months
ended March
31, 2008

Foreign currency
translation adjustment

Balance,
March 31, 2008		18,800		$18,800		$1,566,300
(unaudited)









			Treasury	Retained	Foreign
			Stock		Earnings	Currency
					(deficit)	Translation


Balance,
December 31, 2005			22,850		2,877

September 2006
Treasury Stock
repurchased under
the cost method
195,000 shares @ $.01	(1,950)


Foreign currency
translation adjustment					(1,456)

Net income for the
year ended
December 31, 2006			29,176

Balance,
December 31, 2006	(1,950)		52,026		1,421

Treasury Stock				(195)		(1,755)

Stock issed for
services rendered
on May 10, 2007
@ $0.28 per share

Stock issued for
bobuses on
on May,  10, 2007
@ $0.28 per share

Stock issed for
services on
June 1, 2007
@ $0.07 per share

Stock issed
services on
July 3, 2007
@ $0.27 per share

Stock issued
for bonuses
on July 10, 2007
@ $0.25 per share

Stock issued
for consulting
services on
July 10, 2007
@ $0.25 per share

Net income for the
year ended December
31, 2007				(1,616,794)

Foreign currency
translation
adjustment				(19,924)

Balance,
December 31, 2007	0		(1,584,692)	17,533

Net loss of the
three months
ended March
31, 2008				(5,426)

Foreign currency
translation adjustment					(705)

Balance,
March 31, 2008		18,800		$18,800		$1,566,300
(unaudited)














				Total






Balance,
December 31, 2005		25,275

September 2006
Treasury Stock
repurchased under
the cost method
195,000 shares @ $.01		(1,950)


Foreign currency
translation adjustment		(1,456)

Net income for the
year ended
December 31, 2006

Balance,
December 31, 2006		51,697

Treasury Stock

Stock issed for
services rendered
on May 10, 2007
@ $0.28 per share		322,000

Stock issued for
bobuses on
on May,  10, 2007
@ $0.28 per share		343,000

Stock issed for
services on
June 1, 2007
@ $0.07 per share		227,500

Stock issed
services on
July 3, 2007
@ $0.27 per share		8,100

Stock issued
for bonuses
on July 10, 2007
@ $0.25 per share		346,250

Stock issued
for consulting
services on
July 10, 2007
@ $0.25 per share		340,000

Net income for the
year ended December		(1,616,794)
31, 2007

Foreign currency
translation
adjustment			(3,812)

Balance,
December 31, 2007		17,941

Net loss of the
three months
ended March
31, 2008			(5,426)

Foreign currency
translation adjustment		(705)

Balance,
March 31, 2008			$11,810
(unaudited)










CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows (Unaudited)


			Revised
			Three 				Three
			Months Ended			months Ended
			March 31, 			March 31,
			2008				2007


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $ 	 (5,426)	$ 	 (30,083)
Adjustments to reconcile
 net loss to net cash
used in operating activities:
Depreciation &
amortization expense		 996 			 906
Reversal of Allowance
 for Doubtful Accounts		 (18,809)
Change in assets and
liabilities
(Increase) decrease in
 accounts receivable		 (49,209)			 (4,461)
(Increase) decrease in
 inventory			 61 				 (12)
(Increase) decrease in
 prepaid expenses		 -   				 (34)
(Increase) decrease in
deposits		 	179 				 (7)
(Increase) decrease in
provision for earned discounts	 -   				 -
Increase (decrease) in
 accounts payable        	 30,997 			 54,166
Increase (decrease) in
 accounts payable
 related party		 	28,971 				 -
Increase (decrease) in
 accrued expense
related party		 	(1,655)
Increase (decrease) in
taxes payable			 1,654 				 (5,847)
Increase (decrease) in
 income taxes payable		 (259)				 -


Net cash provided (used)
by operating activities		 (12,499)			 14,628

CASH FLOWS FROM INVESTING ACTIVITIES

Change in loan receivable
related party			 (49,195)			 (24,248)


Net cash provided (used) by
investing activities		 (49,195)			 (24,248)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
 bank overdraft			 -   				 10,015


Net cash provided (used)
by financing activities		 -   				 10,015

Effect of exchange rate
changes on cash			 (271)				 (396)


Net increase (decrease)
in cash				 (61,965)			 -

Cash at beginning of period	 73,110				 -


Cash at end of period	 $ 	 11,145 		 $ 	 -


Supplemental  cash flows
 disclosures:

Cash paid during period
 for interest	 	$ 	 314 			 $ 	 779
Cash paid during period
 for income taxes	$ 	 -   			 $ 	 -


See Notes to the Consolidated Financial Statements





CAL ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of March 31, 2008


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


CAL ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements
As of March 31, 2008


are paid by customers' auto insurance policies with the balance being non-insurance related transactions.

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


NOTE 4. RESTATEMENT

The accompanying consolidated financial statements af of March 31, 2008, along with the Report of the Independent Registered Public Accounting Firm dated
May 15, 2008, have been restated as of October 8, 2008. The following is a summary of the significant effects of the restatemtn on the Notes to the Consolidated Financial Statements:

The restatement of the Consolidated Income Statement includes the reclassification of a reversal of an allowance for bad debt of $18,809 from other income to operating expense (please see Administrative Expenses).








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

     The significant accounting policies and
estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management's Discussion and Analysis of Financial
Condition and Results of Operations reported in our Annual Report on Form 10-KSB/A for our fiscal year ended December 31, 2007.


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


Results of Operations

Comparison of Quarters Ended March 31, 2008 and
March 31, 2007

     The Company had revenues of $329,336 for the three months ended March 31, 2008, compared with $190,945 for the same period last year. The strengthening of the Canadian dollar versus the US dollar attributed to approximately $30,000 of the increase in revenue. In managements opinion the additional $109,000 increase in revenues can be attributed to a mild winter in the Calgary area and good economic conditions in the Calgary area. In mild winters people tend to not wait to replace their auto glass, so there is no slump in the winter. Also contributing is the Company increasing their advertising spend by approximately 10% (in
Canadian dollars). It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended March 31, 2008, was 50%, compared to 55% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the three months ending March 31, 2008, the Company had a net loss of $5,426, compared to a net loss of $30,083 for the same period of 2007. The net loss decreased due to the increased sales and margin volume. Mostly offsetting the $79,000 increase in gross profit, was a $60,111 increase in operating expenses.

    The Company's advertising expense for the three months ended March 31, 2008 increased $11,875 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 10% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

   General and administrative charges increased
$28,054, when comparing March 31, 2008, to the same period the year before. Contributing to the increased expenses was a $15,570 increase in professional fees. This is mostly driven by audit and review expenses the Company incurs with being a public company. Management fees also increased
$15,050 for the same period.( the management fee is paid to Frank Aiello, the Company's President.
Mr. Aiello provides senior management and day to day operational oversight to the Company. For these management services Mr. Aiello earns $5,000 (CAN) monthly. The management fee is payable upon demand or Mr. Aiello can elect to offset the payable against a receivable owed to the Company by Westcan
Auto Glass, Ltd (Westcan (100% owned by Frank
Aiello) supplies approximately 45% of the Company's auto glass and supplies). Other than this there were minor increases and decreases which offset each other.

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

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF
SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Frank Aiello
          99.1 Bank Overdraft Agreement filed by
               reference on June 29, 2006
              8-K filed by reference on March 10, 2008

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




      CAL ALTA AUTO GLASS, INC.


                             Date: October 9, 2008
By: /s/ Frank Aiello
       Frank Aiello

President/CEO/Principal Accounting Officer/ Dir.
S-1