Form 10-Q
period 2008-09-30
Cal Alta Auto Glass Inc
filed 2008-11-19
CIK 1321724

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
		    WASHINGTON, D.C. 20549

		          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
Commission File Number: 000-51227

		Cal Alta Auto Glass, Inc.
 (Exact name of Registrant as specified in its charter)



Nevada                           88-0448809
(State of incorporation)     (I.R.S. Employer
                            Identification Number)
            # 8 3927 Edmonton Trail N.E.,
               Calgary, Alberta Canada,
            (Address of principal executive offices)
                     (403) 291-7020
               (Registrant's telephone number)
Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.
? Yes     ? No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.
(Check one):







? Large accelerated filer

? Accelerated filer

? Non-accelerated filer

? Smaller reporting company
Indicate by check mark whether the Registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
? Yes     ? No
As of November 14, 2008, there were 18,800,000 shares of common stock outstanding.













TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION

                                Heading
			 	Page

Item 1.     Condensed Consolidated Financial Statements  1-2

            Condensed Consolidated Balance Sheets
            December 31, 2007
            and September 30, 2008    			 3-4

            Condensed Consolidated Statements of
            Operations for the nine and three months
            ended September 30, 2008 and 2007         	 5

            Condensed Consolidated Statements of
            Stockholders Equity            		 7

            Condensed Consolidated Statements of Cash
            Flows for the nine months
            ended September 30, 2008 and 2007            8

            Notes to Condensed Consolidated Financial
            Statements		                         9

Item 2.     Managements Discussion and Analysis and
            Result of Operations                         10-11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk

Item 4.     Controls and Procedures                      11

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                            11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities           11

Item 4.     Submission of Matter to be a Vote of
            Securities Holders     	                 12

Item 5.     Other Information on Form 8-K                12

Item 6.     Exhibits and Reports on 8K                   12

                Signatures                               S-1
ii

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the SEC).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called forward-looking statements by words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, or continue or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition; changes in laws and regulations;
our ability to generate sufficient cash flow to meet our financial obligations; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-KSB for the year ended
December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.























Part I

ITEM 1. Financial Statements

Chang G. Park CPA, Ph. D
2667 Camino Del Rio South Plaza B, San Diego, CA 92108-3707
Telephone (5858)722-5953, Fax (858)760-0341, Fax (858)764-5480




 Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Cal Alta Auto Glass, Inc. and Subsidiary


We have reviewed the condensed consolidated balance sheet of Cal Alta Auto Glass, Inc. and subsidiary (the "Company") as of September 30, 2008, and the related condensed consolidated statements of operation, changes in stockholders' equity, and cash flows for the three and nine months ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

November 11, 2008
San Diego, California






Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board




CAL ALTA AUTO GLASS INC.
Condensed Consolidated Balance Sheets


			As of		As of
			September 30,	December 31,
			2008		2007

			(Unaudited)
ASSETS

Current Assets
Cash  		 $ 	 15,697 		 73,110
Accounts
receivable (net)	 152,218 		 6,273
Inventory		  -   		 	 1,529


Total Current Assets	 167,915 		 80,912

Net Property & Equipment  39,271 		 11,213

Other Assets
Loan receivable
( related party)	 345,988 		 346,918
Deposit		 	   4,192 		 4,435


Total Other Assets	 350,180 		 351,353

TOTAL ASSETS	 $ 	 557,366 		 443,479



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable $ 	 145,598 		 68,226
Accounts payable
(related party)		 109,854 		 216,090
Current portion of
long term debt		 3,075 		         -
Accrued Expense
(related party)		 124,664 		 129,056
Accrued expense              204 		 -
Income taxes payable	      -   		 6,422
GST payable		 14,345 		 5,744


Total Current
Liabilities		 397,740 		 425,538

Long-term Liabilities
Long term debt, net of
current portion		 29,074 		 -


Total Long-term
Liabilities		 29,074 		 -

Total Liabilites	 426,814 		 425,538


Stockholders' Equity
Common stock, ($0.001
par value, 25,000,000
shares authorized
18,800,000 shares issued
and outstanding
as of September 30, 2008
and December 31, 2007) 	 18,800 		 18,800
Paid-in capital	      1,566,300 	      1,566,300
Retained earnings    (1,468,730)	     (1,584,692)
Foreign currency
translation adjustment 	 14,183 		 17,533


Total Stockholders'
Equity		 	130,553 		 17,941

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY $557,366 		 443,479







CAL ALTA AUTO GLASS INC.
Condensed Consolidated Statement of Operations (Unaudited)


			Nine Months		Nine Months
			Ended			Ended
			September 30,		September 30,
			2008		         2007


Revenues

Income		 $ 	 1,692,034 	 $ 	 1,362,708


Total Revenues	   	 1,692,034 	   	 1,362,708


Costs of Sales
Glass & moldings	 793,197 		 719,101


Total Costs of Sales	 793,197 		 719,101


Gross Profit		 898,837 		 643,607

Operating Expenses
Depreciation &
amortization		   4,100 		 1,978
Advertising		 207,578 		 154,788
Salaries & wages 	 232,059 		 911,609
Consulting expense	  11,533 		 875,927
Administrative expenses	 341,060 		 177,161


Total Operating Expenses 796,330 		 2,121,463

Operating Income / (Loss) 102,507 		 (1,477,856)

Other Income (Expenses)
Interest expense	 (1,034)		 (1,980)
Interest income
(related party)		 14,490 		 8,234


Total Other Income
(Expenses)		 13,456 		 6,254


NET INCOME (LOSS)  $ 	 115,963 	 $ 	 (1,471,602)



BASIC EARNING
(LOSS) PER SHARE   $ 	 0.01 		 $ 	 (0.10)



WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING	 	18,800,000 		 14,444,084








			Three Months		Three Months
			Ended			Ended
			September 30,		September 30,
			2008			2007


Revenues

Income		  $ 	 716,660 	 $ 	 671,742


Total Revenues	   	 716,660 	   	 671,742


Costs of Sales
Glass & moldings	 336,505 		 361,149


Total Costs of Sales	 336,505 		 361,149


Gross Profit		 380,155 		 310,593

Operating Expenses
Depreciation &
amortization		   2,078 		    569
Advertising		  76,947 		 58,376
Salaries & wages 	  92,018 		 459,729
Consulting expense	   7,458		 340,000
Administrative expenses	 128,649 		 65,063


Total Operating Expenses 307,150 		 923,737

Operating Income / (Loss) 73,005 		(613,144)

Other Income (Expenses)
Interest expense	  (584)		 	   (510)
Interest income
(related party)		  4,494 		   4,979


Total Other Income
(Expenses)		  3,909 		   4,469


NET INCOME (LOSS)   $ 	 76,914 	 $ 	 (608,675)



BASIC EARNING
(LOSS) PER SHARE     $ 	 0.00 		 $         (0.03)



WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING	     18,800,000 		 19,998,207








CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
For the Period from December 31, 2005 to September 30, 2008



			Common         Common          Additional
			Shares         Stock            Paid in
				       Amount		Capital

Balance, December
31, 2005		 10,595,000 	 10,595 	 (10,395)



September 2006
Treasury Stock
repurchased under
the cost method
195,000 shares
@ $.01	 		(195,000)

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


Net income for the
nine months ended
September 30, 2008

Foreign currency
translation adjustment

Balance, September 30,
2008 (Unaudited)	 18,800,000 	 $18,800 	 $1,566,300








			Treasury    Retained	Foreign		Total
			Stock	    Earnings	Currency
				    (Deficit)	Translation


Balance, December
31, 2005	 	 -   	  22,850 	   2,877 	25,275



September 2006
Treasury Stock
repurchased under
the cost method
195,000 shares
@ $.01	 		 (1,950)		 		(1,950)

Foreign currency
translation adjustment				 (1,456)	(1,456)

Net income for
the year ended
December 31, 2006		 29,176 		 	29,176


Balance, December
31, 2006	 	(1,950)	 52,026 	  1,421 	51,697



Treasury stock 		 1,950

Stock issued for
services rendered
on May 10, 2007 @
$0.28 per share  			 			 322,000

Stock issued for
bonuses for on
May 10, 2007 @
$0.28 per share	 			 			 343,000

Stock issued for
services rendered on
June 1, 2007 @
$0.07 per share	 			 			 227,500

Stock issued for
services for on
July 3, 2007 @
$0.27 per share				   		          8,100

Stock issued for
bonuses for on
July 10, 2007 @
$0.25 per share	 			 			 346,250

Stock issued for
consulting services
on July 10, 2007
@ $0.25 per share						 340,000

Net income for the
year ended
December 31, 2007		 (1,616,794)	 		(1,616,794)

Foreign currency
translation adjustment 		 (19,924)	 16,112 	 (3,812)


Balance, December
31, 2007	  	 -   	(1,584,692)	 17,533 	 17,941


Net income for the
nine months ended
September 30, 2008		   115,963 		 	 115,963

Foreign currency
translation adjustment 				(3,351)	 	 (3,351)

Balance, September 30,
2008 (Unaudited)	  $-   	$(1,468,730)	 $14,183 	 $130,553








CAL ALTA AUTO GLASS INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)


				Nine Months	 Nine Months
				Ended		 Ended
				September 30,	 September 30,
				2008		 2007


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $ 	 115,963    $ 	 (1,471,602)
Adjustments to reconcile
 net loss to net cash
used in operating activities:
Depreciation & amortization
expense			 	4,100		     1,978
Common stock issued for
services			 -  		 1,989,900
Change in assets and liabilities
(Increase) decrease in
accounts receivable	     (145,945)	  	  (68,259)
(Increase) decrease
in inventory		        1,529   	     (202)
(Increase) decrease
in prepaid expenses		 -   		 (405,586)
Increase (decrease)
in accounts payable    	       77,372 		  151,033
Increase (decrease)
in accounts payable
- related party		     (106,236)		      -
Increase (decrease)
in due to related party	       (4,392)		      -
Increase (decrease)
in accrued expense		  204
Increase (decrease)
in GST payable		        8,601 		    6,050
Increase (decrease)
in income taxes payable	       (6,422)		      -


Net cash provided (used) by
operating activities	       (55,226)  	  203,312

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(32,692)	      -
(Increase) decrease in deposit	    243    	     (119)
Change in loan receivable -
related party		            930          (195,362)


Net cash provided (used) by
investing activities		 (31,519)	 (195,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
bank overdraft		            -   	  (9,259)
Proceeds from loan payable	  32,149 	     -


Net cash provided (used) by
financing activities		  32,149  	  (9,259)

Effect of exchange rate
changes on cash		          (2,817)	   1,428


Net increase (decrease) in cash	 (57,413)	    -

Cash at beginning of period	  73,110  	    -


Cash at end of period	 $ 	 15,697 	 $  -


Supplemental  cash flows
disclosures:

Cash paid during period
for interest	 	$ 	 1,268 		 $  1,982
Cash paid during period
for income taxes	$ 	 -   		 $ 	 -











CAL ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As Of September 30, 2008


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2008 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated a net loss of $1,468,730 through the period ended September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

CAL ALTA AUTO GLASS, INC.
Notes to the Consolidated Financial Statements (Unaudited)
As Of September 30, 2008


NOTE 4.  RELATED PARTY TRANSACTIONS

Cal Alta Auto Glass, Ltd, purchases approximately 45% of its glass and supplies from Westcan Autoglass Supplies, Inc. a company owned 100% by Mr. Frank Aiello, the Company's President. Mr. Aiello currently does not run any auto glass shops of his own.

Cal Alta owes Westcan Auto Glass Supplies, Inc. (a related party) accounts payable of $109,854 as of September 30, 2008. Cal Alta purchased approximately $337,000 (US) of auto glass and auto glass supplies from Westcan Auto Glass Supplies, Inc., for the nine months ended September 30, 2008.

Cal Alta has a loan receivable due from FAA Enterprises (a related party) in the amount of $345,988 as of September 30, 2008. It should be noted that the Company also pays a management fee to FAA Enteprises (100% owned by Frank Aiello). The amount owed for the 2008 management fee is netted against any receivable due from FAA Enterprises to Cal Alta Auto Glass, Inc. The management fee is paid to FAA Enterprises FAA Enterprises provides senior management and day to day operational oversight to the Company. For these management services FAA Enterprises earns $150,000 (CAD) annually in 2008 (the management fee is payable upon demand). The loan receivable is interest bearing at a rate of 5%. Interest income from this receivable was $14,490 for the nine months ended September 30, 2008. The loans are callable at anytime by Cal Alta Auto Glass, Inc.

FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned
100% by Frank Aiello, the Company's president.

Cal-Alta Auto Glass, Ltd also has an amount due to Frank Aiello, the Company's president, totaling $124,664. Included in $124,664 was $121,992 of 2007's management fees payable to Frank Aiello.

Cal Alta Auto Glass, Ltd, has a three-year lease agreement for its North shop location. This location is owned by FAA
Enterprises (a related party). The monthly lease commitment is $3,000. Total rent payments to FAA Enterprises were $27,000 for the nine months September 30, 2008.


NOTE 5.  LOAN PAYABLE

Cal-Alta acquired a new 2008 Dodge Truck Ram Pick-up on July 30 for approximately $32,600. The Company financed the entire purchase. The finance terms ares as follows, 60 months at 7.75% per annum. At end of 60 month term term there will be a balance to pay off of $15,093.29. The monthly payment is $471.23 on the 60 month loan. The first payment due is September 1, 2008, last payment due August 1, 2013.




				As of September
				  30, 2008
Total long term debt  		 $32,149
Less: Current portion of
long term debt			   3,075
Long term debt, net of
current portion			  29,074




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

For Insurance Paying Customers For customers who are having their windshields and repair work being covered via insurance it adds additional steps for the Company to be able to recognize revenue. The shop must communicate with the customer's insurance company to determine the rate at which the insurance company will reimburse the Company for these repairs. After the repair work the Company must submit the appropriate paperwork for collection from the insurance companies. Collectability is reasonably assured due to initially working out the payment terms as described above, before rendering services. The Company does not recognize an allowance on these insurance receivables due to non-collection being very rare. However, also from time to time the insurance companies may attempt to pay less than the agreed upon amount.

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

Loans Receivable

The loan receivable represents a significant portion of the Company's assets. Due to historical payment terms, management has not placed an allowance on this loan even though there has been an outstanding balance for sometime.
The note is callable at anytime by the Company. It should be noted that the Company will allow FAA Enterprises (100% owned by Frank Aiello) to offset the amount they owe the Company, with amounts owed by the Company to Westcan Auto
Glass  (100% owned by Frank Aiello) and Mr. Aiello.

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


Results of Operations

Comparison of Quarters Ended September 30, 2008 and
September 30, 2007

     The Company had revenues of $716,660 for the three months ended September 30, 2008, compared with $671,742 for the same period last year. Revenue from operations increased $44,918 when comparing September 30, 2008 to the same period of 2007. When comparing the three months ended
September 30, 2008 to the same period the year before, exchange rates were mostly flat and had little impact on the increased revenue. In managements opinion the additional $44,918 increase in revenues can be attributed to good economic conditions in the Calgary area and in the winter months consumers tend to wait to replace damaged auto glass until the spring and summer months. Further contributing to the increased revenues is the Company increasing their advertising spend by approximately 43% (in
Canadian dollars). It should be noted that cost of goods sold as a percentage of sales when comparing the three months ended September 30, 2008, was 46.9%, compared to 53.7% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the three months ending September 30, 2008, the Company had net income of
$76,914, compared to a net loss of $608,675 for the same period of 2007. The $685,589 improvement to the bottom line was driven by a $616,587 decrease in operating expenses and the increase is gross margin percentage mentioned above.

    The Company's advertising expense for the three months ended September 30, 2008 increased $18,571 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 43% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

   General and administrative charges increased $63,586, when comparing September 30, 2008, to the same period the year before. Management fee expense increased approximately
$50,589 for the same period. The management fee is paid to FAA Enterprises (100% owned by Frank Aiello). FAA
Enterprises provides senior management and day to day operational oversight to the Company. For these management services FAA Enterprises earns $150,000 (CAD) annually (the management fee is payable upon demand). Also contributing to the increased expenses was a $8,793 increase in professional fees. Audit and review expenses the Company incurs with being a public company mostly drive this increase. Other than this there were minor increases and decreases which offset each other.

   Salaries and wages decreased $367,711 for the three months ended September 30, 2008 compared to the same period the year before. There was a decrease of $346,250 in salary expense due to there being no bonus pay out in 2008. It should be noted the bonus pay out in 2007 was paid by the issuance of the Company's common stock. There was a decrease in base wages of approximately $21,857. The decrease was driven by two factors. Approximately $8,500 of the decrease was due to the change in exchange rates when comparing the three month period ending September 30, 2008 to the same period the year before. Limiting over time and cutting employee hours drove the remaining decrease of $13,357.

   Consulting expense decreased $332,542 for the three months ended September 30, 2008 compared to the same period the year before. The consulting expense decrease can be attributed to decreased SEC consulting and acquisition due diligence. It should be noted that the company paid
$340,000 in consulting expenses for the three months ended
September 30, 2007 through issuances of common stock. The current consulting expense run rate should hold unless the Company closes the proposed LOI with Energy One.

   Depreciation increased $1,509 as the company purchased a new truck.

Comparison of the nine months Ended September 30, 2008 and September 30, 2007

     The Company had revenues of $1,692,034 for the nine months ended September 30, 2008, compared with $1,362,708 for the same period last year. The strengthening of the Canadian dollar versus the US dollar attributed to approximately $104,500 of the increase in revenue. In managements opinion the additional approximate $224,826 increase in revenues can be attributed to good economic conditions in the Calgary area and in the winter months consumers tend to wait to replace damaged auto glass until the spring and summer months. Further contributing to the increased revenues is the Company increasing their advertising spend by approximately 30% (in Canadian dollars). It should be noted that cost of goods sold as a percentage of sales when comparing the nine months ended
September 30, 2008, was 46.8%, compared to 52.7% for the same period the year before. Management attributes the decrease in cost of goods sold due to better pricing on higher volume and not using subcontractors to install windshields.

     For the nine months ending September 30, 2008, the Company had net income of
$115,963, compared to a net loss of $1,471,602 for the same period of 2007. The net loss decreased due to increased sales, better margins and a $1,325,133 decrease in operating expenses.

    The Company's advertising expense for the nine months ended September 30, 2008 increased $52,790 when comparing to the same period the year before. It should be noted that on comparative basis in Canadian currency the advertising spend was approximately 30% higher for the period and the remaining difference was due to currency fluctuations when comparing the periods.

    General and administrative charges increased $163,899, when comparing September 30, 2008, to the same period the year before. Management fee expense increased approximately
$108,405 for the same period. The management fee is paid to FAA Enterprises (100% owned by Frank Aiello). FAA
Enterprises provides senior management and day to day operational oversight to the Company. For these management services FAA Enterprises earns $150,000 (CAD) annually (the management fee is payable upon demand). Also contributing to the increased expenses was a $41,340 increase in professional fees. Audit and review expenses the Company incurs with being a public company mostly drive this increase. Other than this there were minor increases and decreases which offset each other.

   Salaries and wages decreased approximately $679,550 for the nine months ended September 30, 2008 compared to the same period the year before. Most of the decrease is due to a bonus pay out to employees in 2007 of $689,250. It should be noted the bonus pay out in 2007 was paid by the issuance of the Company's common stock. Other than this salaries and wages were relatively flat when comparing the first nine months of 2008 to the same period the year before.

   Consulting expense decreased $864,394 for the nine months ended September 30, 2008 compared to the same period the year before. The consulting expense decrease can be attributed to decreased SEC consulting and acquisition due diligence. It should be noted that the company paid
$868,500 in consulting expenses for the nine months ended
September 30, 2007 through issuances of common stock. The current consulting expense run rate should hold unless the Company closes the proposed LOI with Energy One.

   Depreciation increased $2,122 as the company purchased a new truck.

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

     As of September 30, 2008, the Company has $167,915 in total current assets, compared to total current assets of $80,912 as of December 31, 2007. Current assets increased due to the increase in business the company experiences in spring and summer. However when comparing September 30, 2008 to December 31, 2007, cash dropped by approximately
$57,000 due to the company paying down its related party accounts payable. This was offset by an increase in accounts receivable of approximately $146,000 for the same period.

     As of September 30, 2008, the Company has $397,740 in total current liabilities compared to $425,538 as of December 31, 2007. Accounts payable increased $77,372, due to increased business. Accounts payable (related party) / accrued expenses (related party) decreased $110,628 due to the company paying down the debt and offsetting the related party payable balance against a related party receivable balance. Due to the increased sales GST payable increase $8,601.Also the Company purchased a new truck and the current portion of the long term debt is $3,075.

   The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

          For the nine months ended September 30, 2008, the Company used cash from operations in the amount of $55,226 compared to cash provided from operations of $203,312 for the same period the year before. Contributing to the decrease in cash provided from operations when comparing the last two years is that cash used from the increase of accounts receivable of $145,945 and cash used of $106,236 to pay down accounts payable (related party).

    The Company does from time to time experience significant bank overdraft situations. The overdraft situation mostly stem from seasonality. Due to this seasonality, cash flows can fluctuate greatly. Therefore, the Company has arranged trough its banking institution overdraft protection of up to $65,000 (Canadian dollars).
There have not been any major consequences of this overdraft position because the Company has never used the maximum amount. In the case the Company did max out the overdraft, the Company would be forced to extend its terms to suppliers and vendors. However, this is not anticipated to occur. The Company does pay prime plus two percent while in this overdraft situation (ie. if prime was 5% the Company would pay the bank 7% see Exhibit 99.1 CIBC bank overdraft agreement for full details). If the Company were to become insolvent Mr. Aiello, would be responsible for the repayment of the overdraft. As of September 30, 2008, the credit line did not have an outstanding balance.

The Company has accumulated losses of $1,468,730 as of September 30, 2008. Due to the significant operating and net loss the Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Off-Balance-Sheet Arrangements

      As of September 30, 2008, we did not have any off-balance-sheet arrangements other than operating leases, that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About
Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.T. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer / Principal Accounting
Officer has concluded, based on their evaluation as of September 30, 2008, the end of the fiscal quarter to which this report relates, that Cal Alta Auto Glass's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cal Alta Auto Glass in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cal Alta Auto Glass in such reports is accumulated and communicated to Cal Alta Auto
Glass's management, including the Chief Executive Officer/
Principal Accounting Officer, to allow timely decisions regarding required disclosure. Cal Alta Auto Glass's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching Cal Alta Auto
Glass's disclosure requirements and are effective in reaching that level of assurance.

(B) Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY
HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Frank Aiello
          99.1 Bank Overdraft Agreement filed by
             reference on June 29, 2006
          8-K filed by reference on August 29, 2008



                                   SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934,
the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




      CAL ALTA AUTO GLASS, INC.


Date: November 14, 2008
By: /s/ Frank Aiello

-------------------

Frank Aiello

President/CEO/Principal Accounting Officer/ Dir.




S-1