Form 10-K
period 2008-12-31
Cal Alta Auto Glass Inc
filed 2009-04-15
CIK 1321724

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                      FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                         OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                       to


       Commission file number: 000-51227

           CAL ALTA AUTO GLASS, INC.
(Exact name of registrant as specified in its charter)



Nevada					88-0448809
(State or other jurisdiction (IRS Employer
of incorporation or 		Identification No.)
organization)


160 Quarry Park Blvd
S.E.Suite 300
Calgary, Alberta

T2C 3G3
(Address of principal
executive offices)

(Zip Code)

Registrant's telephone number: (403) 984-0465

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.
Yes ? No ?

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ? No ?

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ?? No ?

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer ?         Accelerated
filer ?

       Non-accelerated filer ?           Smaller
reporting company ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ? No ?

The aggregate market value of common stock held by non-affiliates was $1,591,893 as of April 09, 2009, based on the closing price of $.08 as reported on the Over-the-
Counter Bulletin Board.

Number of shares of common stock outstanding as of April
14, 2009 :  31,972,333.







TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008





Part 1					Page

Item 1.	Business			1

Item 1A.  Risk Factors			8

Item 1B.Unresolved Staff Comments	8

Item 2.Properties			8

Item 3.Legal Proceedings		9

Item 4.Submission of Matters to a Vote of
Security Holders			9


PART II


Item 5.

Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer
Purchases of Equity Securities		9

Item 6.

Selected Financial Data			9

Item 7.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations				10

Item 7A.

Quantitative and Qualitative Disclosures
About Market Risk			13

Item 8.

Financial Statements and Supplementary
Data					13

Item 9.

Disagreements With Accountants on
Accounting and Financial Disclosure	13

Item 9A.

Controls and Procedures			13

Item 9B.

Other Information			13




PART III

Item 10.

Directors, Executive Officers and
Corporate Governance			15

Item 11.

Executive Compensation			18

Item 12.

Security Ownership of Certain Beneficial
Owners and Management and Related
Stockholder Matters			22

Item 13.

Certain Relationships and Related
Transactions, and Director Independence	23

Item 14.

Principal Accounting Fees and Services	24







PART IV

 Item 15.

Exhibits, Financial Statement Schedules	25

Signatures				26



i




FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

       Some of the statements made by us in this Annual
Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could",
"expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

 our limited operational history;
 our ability to finance our activities and maintain our financial liquidity;
 our ability to attract and retain qualified, knowledgeable employees;
 the impact of general economic conditions on our business;
 market acceptance of our products;
 dependence on suppliers and other key vendors;
 our failure to acquire new customers in the future;
 deterioration of business and economic conditions in our markets;and intensely competitive industry conditions

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


In this document, the words "we," "our," "ours," "us,"
"Energy One," "Cal Alta" and "Company" refer to Cal Alta
Auto Glass, Inc. and our subsidiaries.









ii




PART I

ITEM 1. BUSINESS

Corporate Background

    Cal Alta Auto Glass, Inc., (the Company) formerly
International Sports Marketing Group, Inc., was incorporated October 14, 1999. It had been incorporated to originally market a specialized piece of sporting equipment named the "sports stick". However due to insufficient funding this was not possible.

    On November 25, 2003, the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended with Cal Alta
Auto Glass, Ltd., a company organized under the laws of Alberta, Canada B.C., to operate businesses in the auto glass industry . Whereas, the Company acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for 8,500,000 shares of authorized but un-issued common stock. The Company changed its name to Cal
Alta Auto Glass, Inc.  Cal Alta Auto Glass, Ltd. (Canadian
Co.), became the predecessor due to the reverse merger.
Cal Alta Auto Glass, Inc., is a holding company.

    As more fully explained below, on December 30, 2008, the Company acquired Energy One Resource Services, Inc., an
Alberta, corporation ("Energy One"), by which it newly issued shares to the Energy One shareholders in exchange for all outstanding shares of Energy One. Through this transaction, the Company acquired an oilfield services as its wholly owned subsidiary. In conjunction with the share purchase of Energy One the Company divested of is auto glass operations.

    Also explained more fully below, effective December 31, 2008, we sold the auto glass operations to Mr. Frank Aiello our former President. Mr. Aiello returned 1,666,667 shares of common stock to the company in exchange for all the assets and liabilities of the Canadian auto glass subsidiary.

Acquisition of Energy One Resource Services, Inc.


	On January 12, 2009, we entered to a Securities
Purchase Agreement (the "Acquisition Agreement") for the purchase of all of the outstanding capital stock of Energy
One Resource Services, Inc., an Alberta corporation
("Energy One").

      Under the terms of the Acquisition Agreement, we are acquiring all of the 14,839,000 shares of the Class A
Common Stock of Energy One effective December 30, 2008 (the
"Closing Date") and assume all of the outstanding liabilities of Energy One as of that date with the result that Energy One becomes our subsidiary (the "Acquisition").
As of this date, 86 shareholders holding all of the outstanding shares of Energy One have executed the Acquisition Agreement and we anticipate that all or nearly all of the remaining shareholders will execute the Acquisition Agreement in the near future.

      The Acquisition Agreement provides that we will issue an aggregate of 14,839,000 shares of our Common Stock to complete the purchase of the 14,839,000 shares of the Class
A Common Stock of Energy One. All of the shares of our Common Stock issued pursuant to the Acquisition Agreement are being issued in accordance with a claim of exemption under Section 4(2) of the Securities Act of 1933 and each stock certificate will be issued with a restricted securities legend.

       Share Exchange

             Under the Exchange Agreement, the Company was to acquire all of the equity interests of Energy One in exchange for issuing restricted common stock to the Energy
One Owners in an aggregate amount equal to approximately
44.1% of the total issued and outstanding shares of common stock immediately after the closing of the reverse take-over (before the effects of the divestiture of the auto glass operation, see below). The Acquisition Agreement provides that we will issue an aggregate of 14,839,000 shares of our Common Stock to complete the purchase of the 14,839,000 shares of the Class A Common Stock of Energy
One. As a result, the Energy One Owners are to receive
14,839,000 shares of the Company's common stock in exchange for 100% of Energy One's common stock. All of the shares of our Common Stock issued pursuant to the Acquisition
Agreement are being issued in accordance with a claim of exemption under Section 4(2) of the Securities Act of 1933 and each stock certificate will be issued with a restricted securities legend.


       Divestiture

	On January 12, 2009, we entered into the Asset
Purchase Agreement (the "Divestiture Agreement") with our
President, Frank Aiello, wherein we agreed to sell and transfer all of our existing automobile glass repair business and assets to Mr. Aiello in consideration of Mr.
Aiello assuming all of our existing liabilities (existing as of December 31, 2008) and tendering to the Company, as payment therefore, an aggregate of one million six hundred sixty-six thousand six hundred-sixty-six (1,666,667) shares of our Common Stock previously owned and held by Mr.
Aiello.

	The Divestiture Agreement was effective December 31, 2008 (the "Divestiture Closing Date") and was approved by our Board of Directors. The Divestiture Agreement also requires that Mr. Aiello indemnify and hold the Company harmless from and against any debts, claims, and liabilities that existed as of December 31, 2008 and which may be later asserted against the Company.

	With the closing of the Acquisition Agreement on December 30, 2008 and the closing of the Divestiture
Agreement the following day on December 31, 2008, our assets, business, and strategy has changed such that we are no longer in the business of providing automobile glass repair services and we are now focused on the business being conducted by Energy One.

              As a result of the closing of the Asset
Purchase Agreement, the Energy One Owners now own 46.4%.,
At the closing of the Asset Purchase Agreement, the Company had a total of 31,972,333 shares of its common stock issued and outstanding.

Recent Events

Resignation of Denise Aiello as Secretary and Director

Following these transactions, Ms. Denise Aiello resigned as a Director and Corporate Secretary of the Company. The resignation of Ms. Denise Aiello, the wife of Frank Aiello, was delivered to the Company on January 22, 2009 but was accepted by our Board of Directors through an action of the Board of Directors that was adopted January 24, 2009. The resignation was not the product or the result of any disagreement on any matter relating the Company's operations, policies, or practices and her resignation did not result from any action to remove her as an officer or director of the Company.

Resignation of Frank Aiello as President and Treasurer

In addition and following these transactions, Mr. Frank
Aiello resigned as President and Treasurer of the Company.
The resignation of Mr. Frank Aiello, the husband of Ms.
Denise Aiello, was delivered to the Company on January 22, 2009, but was accepted by our Board of Directors through an action of the Board of Directors that was adopted
January 24, 2009. The resignation was not the product or the result of any disagreement on any matter relating the Company's operations, policies, or practices and his resignation did not result from any action to remove him as an officer of the Company. Mr. Aiello remains a Director of the Company.

Election of Kirk R. Reed as President and Director

Our Board of Directors through an action of the Board of Directors that was adopted January 24, 2009, appointed Kirk
R. Reed as the Company's President and elected Mr. Reed to our Board of Directors. Since 2005 Mr. Reed has served in several capacities within Energy One Resource Services,
Inc.,(a wholly owned subsidiary of Cal Alta Auto Glass,
Inc.). Currently Mr. Reed serves as the President and a Director of Energy One Resource Services, Inc. Prior to
Energy One Mr. Reed served as the President and as a Director of Candorado Operating Company Ltd.

Election of Monica M. Sheridan as Secretary, Treasurer, and
Director

Our Board of Directors through an action of the Board of Directors that was adopted January 24, 2009, appointed
Monica M. Sheridan as the Company's Secretary, Treasurer, and elected Ms. Sheridan to our Board of Directors. Ms.
Sheridan has served in management at Remote Rentals from April 2004 to the present and as a Safety Officer at QUIS
Trucking, Ltd. from May 2006 to September 2006.  From June
2005 to April 2006, Ms. Sheridan was employed by Canadian
Pipeline Construction where she was responsible for accounts payable, accounts receivable, payroll, safety and secretarial duties. From June 2004 to May 2005, Ms.
Sheridan was employed by NWFC Construction Ltd. where she was responsible for accounts payable, accounts receivable, payroll, safety and secretarial duties. She is a Certified
Safety Officer and holds a Business Education Certificate from Fairview College.

Overview of Cal Alta Auto Glass

Cal Alta Auto Glass, Inc. (the Company) operates oilfield service companies. Currently, through its subsidiary, 1102217 Albert Ltd (Operating as Remote Rentals), the
Company provides services to others in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This includes both renting and leasing oilfield hospitality facilities (i.e. sleeping quarters and cafeteria style catering). Once a camp is established the Company will then offer additional services to its clients (i.e. trucking, fuel services and heavy equipment rental).

Subsidiaries

Energy One Resource Services, Inc. -An Alberta corporation,
100% owned, active.  Management company of  1102217 Alberta
Ltd.

1102217 Alberta Ltd., An Alberta corporation, 100% owned, active. Operating company that provides all of the oilfield services offered by the Company. 1102217 Alberta Ltd
(Operating as Remote Rentals), the Company provides services to others in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This includes both renting and leasing oilfield hospitality facilities (i.e. sleeping quarters and cafeteria style catering). Once a camp is established the Company will then offer additional services to its clients
(i.e. trucking, fuel services and heavy equipment rental).

History and Development of Cal Alta Auto Glass

 Cal Alta Auto Glass, Inc., (the Company) formerly
International Sports Marketing Group, Inc., was incorporated October 14, 1999. It had been incorporated to originally market a specialized piece of sporting equipment named the "sports stick". However due to insufficient funding this was not possible.

On November 25, 2003, the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal
Revenue Code of 1986 as amended with Cal Alta Auto Glass,
Ltd., a company organized under the laws of Alberta, Canada
B.C., to operate businesses in the auto glass industry .
Whereas, the Company acquired 100% of the common stock of Cal Alta Auto Glass, Ltd., a Canadian corporation, for
8,500,000 shares of authorized but un-issued common stock.
The Company changed its name to Cal Alta Auto Glass, Inc.
Cal Alta Auto Glass, Ltd. (Canadian Co.), became the predecessor due to the reverse merger. Cal Alta Auto
Glass, Inc., is a holding company.

 On December 30, 2008, the Company acquired Energy One
Resource Services, Inc., an Alberta, corporation ("Energy
One"), by which it newly issued shares to the Energy One shareholders in exchange for all outstanding shares of Energy One. Through this transaction, the Company acquired an oilfield services as its wholly owned subsidiary. In conjunction with the share purchase of Energy One the Company divested of is auto glass operations.
Energy One Resource Services, Inc. (the Company) was incorporated on May 5, 2006 and intends to acquire and operate oilfield service companies. Management has not set any parameters on any new potential acquisitions or identified and potential acquisition targets.

Since the closing of the acquisition, Cal Alta Auto Glass, Inc., has disposed of its auto glass operations and begun to operate in the oilfield services industry (through the Energy One acquisition). The Company is planning on trying to obtain financing. To date, management has not determined what type of offering or offering amounts that will be offered by the Company if any.

The Cal Alta Auto Glass Services

All services of the Company are offered through 1102217
Alberta Ltd (Operating as Remote Rentals). 1102217 Alberta
Ltd., offers customized, turnkey operations for oilfield services camps and oilfield catering services 1102217
Alberta Ltd. offered are as follows:
-self contained sleeping quarters (the company can provide up to 350 beds at anytime)
-complete lavatory and shower facilities
-cafeteria style mess halls
-fuel services for clients operations
-heavy equipment rental and logistic planning for clients operations

Seasonality plays a significant role in the company's operations. The normal operating season occurs from approximately December through March. Outside of the operating season the company maintains minimal business operations.

Industry Overview

The industry we are in is specific to the "ice roads" area of Northern Canada. The oilfield services business in Northern Canada is very seasonal due to the thaw periods, when the fields are not accessible due to the lack of infrastructure. The fields are only accessible during the freeze periods, because the muskeg is frozen and can be driven over. The oilfield services business is defined as any company who provides beds, cafeteria facilities, oilfield construction, logistics, drilling and supplies. We are in the hospitality segment of this industry.

Sales and Marketing Strategy

The sales and marketing function are handled by our President / CEO Kirk Reed. The Company uses yellow page advertising to attract customers.

Operating Strategy

The Company intends to acquire and operate oilfield service companies. The Company is yet to identify any acquisitions, or set any parameters for any potential acquisitions. Currently, through its subsidiary, 1102217
Alberta Ltd (Operating as Remote Rentals), the Company provides hospitality services to companies in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This service includes camp rental and leasing and, once a camp is operating, related services and maintenance. The Company plans to increase market share by acquiring other operators and/or increasing the number of camps it owns and operates through capital investment.

     Establish and Maintain Leadership Position in Core
Operating Areas. We strive to establish and maintain market leadership positions within our core operating area of oilfield hospitality. While we are a very small company competing in a highly competitive field against better capitalized companies we believe we offer significant value and service to our clients. To achieve this, we maintain close customer relationships, offer high quality services, we believe we offer value to our clients and expanding our product mix to meet our clients demands. As we grow and become better capitalized, we hope to establish our brand.


     Expand Within Our Regional Markets. We intend to continue strengthening our presence in Northern Alberta by acquisitions of businesses with strong customer relationships and when demand is sufficient acquiring additional skilled employees. We have not yet decided the best way to enter additional markets as of yet


Competition

In Northern Alberta, Canada, the primary location where the company operates its oilfield services operations there is significant competition. There are approximately 28 competitors in the same market. The company considers itself to be in a good competitive position relative to its competition. This is due to the company being smaller than most of its competition and therefore we can offer services to smaller jobs while being cost effective. However in being a small company relative to our competition we do not have significant resources to spend on advertising in which most of our competitors do.

The competition in Northern Alberta is highly fragmented and made up of mostly smaller ma/pa type companies. . For our purposes ma/pa type, is defined as companies with less than 20 employees and are not affiliated with larger companies. The company considers its main competition to be Western Camp Services with approximately 300-500 beds,
Noralta Camp Services with approximately 300-500 beds and Royal Camp Services with approximately 300-400 beds.

The principle methods of competition in the Northern
Alberta oilfield services stems from availability of services.

Customers
No single customer is responsible for 10% or more of our service revenue in 2007.
However, in 2008 prior to our acquisition of Energy One
Resource Services, Inc., there were customers who exceeded the 10% threshold, please see below;

Client                % of  2008 	Relationship
	   revenue (pre acquisition)

Prarie North Construction   40%         No relation
Husky Energy                20%         No relation
Texada Construction         20%         Common Management

Suppliers

There is significant competition among suppliers in our industry and, consequently, we do not believe the termination of our relationship with any of these suppliers would have a material adverse effect on our financial condition or operating results.

Raw Materials

The Company does not use any raw materials. Others manufacture all of the products the Company uses or sells.

Research and Development

The Company has not allocated funds for conducting research and development.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts

The Company does not have any Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
Labor Contracts.

Government Regulation and Probability of Affecting Business

The Company does not need any government approval for its principal products or services. Furthermore, the Company is not aware of any existing or probable governmental regulations that will have an effect on its operations.

Compliance with Environmental Laws

The company is required to comply with the laws and standards of the ECRB (Alberta province regulations) and Environment Canada Regulations (Federal Canadian regulations) in regards to environmental laws.

Employees

Cal Alta has approximately 1 full-time and 1 part time employee. For the oilfield service work the company uses subcontractors. Cal Alta is not affiliated with any union or collective bargaining agreement. There have been no adverse labor incidents or work stoppages in the history of Cal Alta. Management believes that its relationship with our employees is good. Management intends to hire additional employees in Canada only as needed and as funds are available. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Available Information

We maintain a website, www.energy1.ca. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form
10-K, or any other filing with the Securities and Exchange
Commission unless we expressly incorporate such materials.
Reports to Shareholders

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

The public can read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public can obtain information on the operation of the Public
Reference Room by calling the SEC at 1-800-SEC-0330. The
SEC also maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

       Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

       Not applicable.

ITEM 2. PROPERTIES

       The Company currently rents an office co-op where office space and facilities can be used on an as needed basis. The company rents these facilities on a month to month lease. The office is located at 160 Quarry Park Blvd
S.E, Calgary, Alberta T2C 3G3. The company pays $263 a month (CAN) for these facilities.

       We believe that the foregoing facilities are sufficient for our operational needs.

       We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

       In the opinion of management, the above rented facilities are in excellent rental condition and adequately insured.

ITEM 3. LEGAL PROCEEDINGS

         We are currently involved in a lawsuit with Kee Mee Oilfield Services. The suit was filed in Alberta provincial court Queens Bench No: 0701-04342. The suit stems from unpaid camp rental fees from the 2006-2007 season. The Company is suing for $480,000. Management does not believe there will be any significant recovery from this case.

          We are not aware of any other material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


  PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

       The Company's common stock, par value $0.001 per share, is traded on the Over-The-Counter Bulletin Board
("OTCBB") under the symbol "CAAG." The following table sets forth, for each quarter within the last two fiscal years, the reported high and low bid quotations for the Company's common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

QUARTER			HIGH ($)		LOW ($)
1st Quarter 2007	$0.55			$0.15
2nd Quarter 2007	$0.32			$0.23
3rd Quarter 2007	$0.30			$0.16
4th Quarter 2007	$0.10			$0.10
1st Quarter 2008	$0.10			$0.10
2nd Quarter 2008	$0.10			$0.10
3rd Quarter 2008	$0.20			$0.10
4th Quarter 2008	$0.08			$0.04

The company stock has, during the fiscal year ending
December 31, 2008, traded between $.04 and $.20 per share.
The number of shares of common stock, $.001 par value, issued and outstanding of the Company was 31,972,333 as of April 15, 2009.

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



Holders

       As of April 15, 2009, there were approximately 115 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Holladay Stock Transfer located at 2939
N. 67th Place, Scottsdale, Arizona and their telephone number is (480) 481-3940.

Dividends

       We have not declared any dividends on our common stock since our inception. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the Nevada Revised
Statutes (the "NRS"), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter
78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)
we would not be able to pay our debts as they become due in the usual course of business; or


(b)
except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

       We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Sales of Unregistered Securities

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

1,150,000 shares of common stock for services rendered at $.28 per share for total consideration of $322,000. The shares issued for services rendered were issued as follows.
The Company issued 75,000 shares of common stock for legal fees for total consideration of $21,000 and 1,075,000 shares of common stock for consulting services for total consideration of $301,000. The consulting fees of $301,000 were paid to four individuals for SEC consulting and acquisition due diligence. The shares were issued under the 2007 Employee and Consultants Compensation Fund and Plan.
The Company filed an S-8 registration statement and issued the securities to employees and consultants in accordance with rule 405 of Regulation C of the 1933 Securities Act.

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

On December 30, 2008, the Company issued 14,839,000 shares of common stock for the acquisition of Energy One Resource
Services, Inc. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

Description of Securities

The Company is authorized to issue 250,000,000 shares of Common Stock, par value $.001 per share and 10,000,000 shares of Preferred Stock, par value $0.001. As of December
31, 2008, there were 31,972,333 shares issued and outstanding. As of December 31, 2007, there were 18,800,000 shares issued and outstanding.

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

The Company currently has $199,325 in outstanding debentures that were issued during the fiscal year ended
December 31, 2008. The debenture contracts call for interest of 10% per annum payable annually in arrears with the first payment due on December 31, 2007. Interest payments are due annually on December 31 and the holders can convert at any time up to and including this date. The conversion rate is as follows: $0.80 per share if converted on or before December 31, 2007; and $1.10 per share if converted at any time after that. The maturity date of the debentures is February 28, 2009.

    Of the Company's total shares outstanding 19,899,000 shares may be sold, transferred or otherwise traded in the public market, unless held by an affiliate or controlling shareholder of the Company. Of these 19,899,000 shares, the Company has identified no shares as being held by affiliates of the Company.


     Of the 12,073,333 restricted common shares, all of these shares considered restricted securities are held presently by affiliates and/or controlling shareholders of the Company. These shares may be sold pursuant to Rule
144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an affiliate of the Company (as the term affiliate is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's Common
Stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an affiliate of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for a least two years would be entitled to sell such shares without regard to the resale limitations of Rule
144.

     Generally, the shares of restricted stock may not be sold or otherwise transferred unless first registered under the Act or unless there is an appropriate exemption from registration available.


ITEM 6. SELECTED FINANCIAL DATA

       Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

       The following discussion and analysis of our results of operations and financial condition for the years ended
December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as "anticipate,"
"estimate," "plan," "project," "continuing," "ongoing,"
"expect," "believe," "intend," "may," "will," "should,"
"could," and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.


Overview

On December 30, 2008, the Company acquired all the shares of Energy One Resource Services, Inc., an Alberta, corporation ("Energy One"), by which it newly issued
14,839,000 shares of common stock to the Energy One shareholders in exchange for all outstanding shares of Energy One. Through this transaction, the Company acquired an oilfield services company as its wholly owned subsidiary. In conjunction with the share purchase of Energy One the Company divested of is auto glass operations.

Critical Accounting Policies and Estimates

       Our management's discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       While our significant accounting policies are more fully described in our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:


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

For the purposes of the statement of cash flows, the Company considers all investments with maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company records an allowance and adjusts it periodically based on its review of total receivables, the age of past due accounts and an assessment of the customers' ability to pay.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations. Depreciation is calculated using the declining balance method (Leasehold Improvement; straight-line method) over their estimated useful lives five to ten years. The Company regularly reviews its capital assets to eliminate obsolete items.

Revenue Recognition

The Company recognizes revenue from the rental of trailers for temporary housing, kitchens, and other uses at the date the rental period is complete, or at least monthly.

The Company recognizes rental revenue when the following conditions exist:

        Persuasive evidence of an arrangement exists between a customer and the Company (a written and accepted estimate).
        Delivery has occurred or services have been rendered, (job or services for customer(s) has been completed and accepted).
        The Company's price to the customer is fixed or determinable (and accepted).
        Collectability is reasonably assured.

For most customers paying the criteria above are satisfied via the customer signing a contract, the Company delivering the rented equipment, and the Company billing for a rental cycle, which is normally monthly. Collectability is reasonably assured due to initially working out the payment terms as described above in a written contract before rendering services.


Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109),
Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Income tax returns are reported to Canada as required by regulatory agencies.

Plan of Operations

Overview

Cal Alta Auto Glass, Inc. (the Company) operates oilfield service companies. Currently, through its subsidiary, 1102217 Albert Ltd (Operating as Remote Rentals), the
Company provides services to others in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This includes both renting and leasing oilfield hospitality facilities (i.e. sleeping quarters and cafeteria style catering). Once a camp is established the Company will then offer additional services to its clients (i.e. trucking, fuel services and heavy equipment rental).
The following discussion pertains to the Company's results of operations as of the years ended December 31, 2008 and 2007. The Company consolidates the operations of Energy One
Resource Services, Inc. (Acquired December 30, 2008).





Results of Operations

Due to the Company exiting the auto glass industry on December 31, 2008, the historical revenue and expenses of the auto glass operations are shown as discontinued operations. Due to this the comparison of the income statement only includes expenses of the U.S. parent company.

For the year ended December 31, 2008, the Company had sales of $0 compared to $0 for the same period ended December 31, 2007, with net income of $148,883 compared to a net loss of $1,616,794, for the same period respectively. Operating expenses decreased $1,571,601 when comparing the year ended December 31, 2008 to the same period the year before.
The decrease is driven by the lower stock based compensation issued to employees and consultants when comparing 2008 to 2007. Stock based salaries and wages decreased $689,250, while stock based consulting expense decreased $868,500.

The Company expects the stock based consulting and wage expenses to run at rates similar to 2007 going forward, since it has completed the Energy One acquisition as of December 30, 2008.

Income Statement Summary
December 31

				2008          2007

Revenues                   $        0    $        0

Total Operating Costs         15,249       1,586,850

Net Operating
Income / (Loss)               (15,249)    (1,586,850)

Gain (Loss) from
Discontinued Ops	      164,132       (29,944)

Net Income / (Loss)
		              148,883     (1,616,794)

The Company generated an operating loss of $15,249 and net income of $148,883 during the year ended December 31, 2008.
However, the Company does have significant operating and net loss carry-forwards of $1,435,810. The Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Material Impact of Known Events on Liquidity

       There are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

       We have financed our operations primarily from cash
provided by operations. We believe that our current cash
and anticipated cash flow from operations will be
sufficient to meet our anticipated cash needs, including
our cash needs for working capital and capital expenditures
for at least the next 6 months.     We will need to raise
additional capital in order to remain operational beyond this point. We believe we will raise an additional
$2,500,000 through a private placement financing transaction. Management has not yet set any parameters about future private placements. If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future. If these funds do not materialize, we will need to seek additional financing elsewhere. In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing.
We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

       Cal Alta has certain fixed contractual obligations and commitments that include future estimated payments.
Changes in our business needs, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

       The following table summarizes Cal Alta's contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

					Less than 1

Contractual Obligation		Total	Year	   1-3years

Related party loans	 $ 1,203,552   $1,203,552  $ -

Operating Leases 	      12,000      -        60,000


Capital  leases            1,140,684     381,339   759,345


Total Contractual
Obligations               $2,356,236   $1,584,891 $819,345



Off-Balance Sheet Arrangements

       We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

       Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

       None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

       (ii) our disclosure controls and procedures are effective.


Management's Annual Report on Internal Control over
Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13(a) - 15(f) promulgated under the Securities Exchange Act of 1934, as amended. The purpose of an internal control system is to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

       An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

       Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 and this assessment identified the following material weaknesses in the company's internal control over financial reporting:


A system of internal controls (including policies and procedures) has neither been designed nor implemented.

A formal, internal accounting system has not been implemented.


Appropriate technology systems to ensure reliability of information and record-keeping have not been acquired.

Management has not organized an Audit Committee to supervise and monitor accounting and financial control initiatives.


Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

       It is Management's opinion that the above weaknesses exist due to the small size of operating staff.

       In making this assessment, Management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal
Control - Integrated Framework. Because of the material weaknesses described in the preceding paragraph, Management believes that, as of December 31, 2008, the Company's internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Controls

       There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

              Our Board of Directors through an action of the Board of Directors that was adopted January 24, 2009, approved a proposal to amend our Articles of Incorporation to change the Company's name to Cal Alta Group, Inc. While this proposed amendment is not yet effective, we plan to submit this proposed amendment to our stockholders in the near future.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE

Previous Executive Officers and Directors

       As of December 31, 2008, our officers and directors were as follows.

Name                        Age       Position
Frank Aiello                55
President, CEO, Chief Accounting Officer and Director
Denise Aiello(1)            45        Secretary and
  					Treasurer


(1)	 Mrs. Aiello is the wife of Frank Aiello the Company's
President.


Frank Aiello- President, CEO, Chief Accounting Officer and
Director

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

Denise Aiello - Secretary and Director

Mrs. Aiello, has had a very limited role for the last several years in Cal Alta Auto Glass, Ltd. Mrs. Aiello's primary role has been assisting Mr. Aiello, when needed in decision making for the Canadian company, due to it being family held prior to the reverse merger in November 2003.

       In connection with the acquisition of Energy
One, Mr. Aiello resigned as our President, Chief Executive
Officer and Chief Accounting Officer. Mr. Aiello continues in his role as a Director, effective January 24, 2009.

       Also in connection with the acquisition of Energy
One, Mrs. Aiello resigned as a Director of the company effective January 24, 2009.


Current Executive Officers and Directors

       Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:


Name		Age		Position	Date of
						Appoinement
Kirk R. Reed    43              President,       January 24, 2009
                                Chief Executive
                                Officer, and
                                Director

Monica Sheridan 48              Secretary, 	January 24, 2009
				Treasurer, Chief Accounting
				Officer and Director

Frank Aiello	55		Director	January 24, 2009

Kirk R. Reed - President, Chief Executive Officer and
Director

            Since 2005 Mr. Reed has served in several capacities within Energy One Resource Services, Inc.,(a wholly owned subsidiary of Cal Alta Auto Glass, Inc.).
Currently Mr. Reed serves as the President and a Director of Energy One Resource Services, Inc. Prior to Energy One
Mr. Reed served as the President and as a Director of Candorado Operating Company Ltd (TSXV exchange- CDO).
Candorado Operating Company Ltd is in the business of mining exploration and development.

Monica Sheridan  - Secretary, Treasurer, Chief Accounting
Officer and Director

       Ms. Sheridan has served in management at Remote
Rentals from April 2004 to the present and as a Safety
Officer at QUIS Trucking, Ltd. from May 2006 to September
2006. From June 2005 to April 2006, Ms. Sheridan was employed by Canadian Pipeline Construction where she was responsible for accounts payable, accounts receivable, payroll, safety and secretarial duties. From June 2004 to May 2005, Ms. Sheridan was employed by NWFC Construction
Ltd. where she was responsible for accounts payable, accounts receivable, payroll, safety and secretarial duties. She is a Certified Safety Officer and holds a Business Education Certificate from Fairview College.

Frank Aiello - Director

Mr. Aiello, has been the Owner and President of FAA
Enterprise Ltd., a private corporation (holding company) since 1995 to present. FAA Enterprise Ltd., is a holding
Company for investments Mr. Aiello makes in his own personal interest. From November 2000, to present Mr.
Aiello has been the President of Westcan Autoglass
Supplies, Inc., a auto glass and supplies wholesale company. Since 1986, Mr. Aiello has also been the President of Cal Alta Auto Glass, Ltd. a Canadian corporation that owns and operates two automobile glass replacement and repair locations in Calgary, Alberta. Currently Mr. Aiello is the President of Cal Alta Auto Glass, Inc
Family Relationships

       There are no family relationships among our directors and executive officers.


Involvement in Certain Legal Proceedings

       Except as provided below, none of our directors or executive officers has, during the past five years:


(a)
Has had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;


(b)
Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);


(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

 Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

 Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;




(d)
Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph I(i) above, or to be associated with persons engaged in any such activity;




(e)
Been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; and




(f)
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.



Compliance with Section 16(a) of the Exchange Act

       Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2008, beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

       We have not adopted a code of ethics, but we plan on adopting a code of ethics that applies to all directors, officers, and employees, and members of the board of directors in the near future.

Material Changes to the Procedures by which Security
Holders May Recommend Nominees to the Board of Directors

       There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Board Committees; Director Independence

         As of this date, our board of directors has not appointed an audit committee or compensation committee, and none of our current directors qualifies as an "audit committee financial expert;" however, we are not currently required to have such committees. The functions ordinarily handled by these committees are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future to facilitate the management of our business.

         Our board of directors has no independent directors and three non-independent directors. We have determined independence in accordance with definitions and criteria applicable under the NASDAQ rules.

Compensation Committee Interlocks and Insider Participation

         No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other public company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

Executive Compensation

         The following summary compensation table reflects all compensation for fiscal years 2007 and 2008 received by our principal executive officer.

Summary Compensation Table

Name and 	    Year    Salary	Bonus	Stock 	Option
Principle Position  ($)	     ($)        ($)     Awards   ($)
						 ($)
Frank
Aiello,
Former
President,
CEO, Chief
Accounting
Officer  and
Dir.		    2008      141,615*  -- 	--	--
		    2007      112,278*  --    227,500   --



Non-Equity	Non Qualified	All other
Incentive Plan	Deferred	Compensation
Compensation	Compensation	($)		Total
($)		earnings
		($)

--		--		--		--

--		--		--		339,778




*This represents the management fee which was earned by Mr.
Aiello.




Outstanding Equity Awards

The company has no outstanding equity awards as of December
31, 2008.


Retirement Plans

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

Except as described below under "Employment Agreements," we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer's responsibilities, with respect to each named executive officer.


Employment Agreements

The Company has no employee agreements with any employee.


Director Compensation


We do not pay any compensation to members of our board of directors for their service on the board. However, we intend to review and consider future proposals regarding board compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity
Compensation Plans

The Company does have an equity compensation plan, the details are below;

This 2007 Employee and Consultant's Compensation Fund and
Plan (the "Plan") is hereby adopted by Cal Alta Auto Glass,
Inc., a Nevada corporation (the "Corporation") pursuant to a resolution adopted by the Corporation's Board of Directors of May 10, 2007.

The Plan was adopted to provide for increased incentives for key employees and consultants of the company.

The initial allocation to the Plan shall be ten million
(10,000,000) shares of the Corporation's Common Stock with such allocation to be subject to any later resolutions as duly adopted and approved by the Corporation's Board of Directors and the Corporation's Common Stockholders. In the event that the number of authorized and unissued shares of the Corporation's Common Stock is, at any time, insufficient for the number of shares to be issued or awarded under this Plan to any one or more Participants, such issuance or award shall be deferred or delayed until such time as the amount of authorized and unissued shares shall be sufficient to allow said shares to be issued or awarded. The Committee shall have the right to use its sole
Discretion in making all determinations under this Plan.

Security Ownership of Certain Beneficial Owners and
Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder's name. The beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common
Stock, (II) each of our executive officers and directors, and (III) all of our executive officers and directors as a group is provided below:

Unless otherwise indicated the address of each beneficial owner listed below is 160 Quarry Park Blvd S.E Calgary,
Alberta T2C 3G3.


    			Number of	Precentage
			shares of	of shares of
			Common		Common
			Stock		Stock
			Benefically	Benefically
			Owned(1)	Owned(2)

Kirk R. Reed, President, CEO and Dir.
			2,350,000 (II)      7%
Monica Sheridan, Secretary, Treasurer,
Chief Accounting
Officer and Dir     	  300,000(II)       1%

Frank Aiello, Dir.  	9,423,333(II)      29%

All Executive Officers and Directors as a Group (3 persons)
			12,073,333(III)     38%


(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.


(2)
Percentage based upon 31,972,333 issued and outstanding shares of the Company's common stock. Percentage totals may vary slightly due to rounding.



(3)
Includes 3,250,000 shares which are held indirectly through FAA
Enterprises LTD, which is 100% owned by Mr. Aiello.













ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Share Exchange Agreement

     On December 30, 2008, in an acquisition, we acquired an oilfield services business based in Alberta, Canada by executing the Exchange Agreement by and among the Company, Energy One Resource Services, Inc, and the Energy One shareholders.

           Under the terms of the Exchange Agreement, we are acquiring all of the 14,839,000 shares of the Class A
Common Stock of Energy One effective December 30, 2008 (the
"Closing Date") and assume all of the outstanding liabilities of Energy One as of that date with the result that Energy One becomes our subsidiary (the "Acquisition").
As of this date, 86 shareholders holding all of the outstanding shares of Energy One have executed the Acquisition Agreement and we anticipate that all or nearly all of the remaining shareholders will execute the Acquisition Agreement in the near future. In connection with Energy One Resource Services Inc, becoming our wholly owned subsidiary, we acquired the business and operations of Energy One, which has become our principal business.

       Divestiture

	Effective December 31, 2008, we entered into the Asset Purchase Agreement (the "Divestiture Agreement") with our President, Frank Aiello, wherein we agreed to sell and transfer all of our existing automobile glass repair business and assets to Mr. Aiello in consideration of Mr.
Aiello assuming all of our existing liabilities (existing as of December 31, 2008) and tendering to the Company, as payment therefore, an aggregate of one million six hundred sixty-six thousand six hundred-sixty-six (1,666,667) shares of our Common Stock previously owned and held by Mr.
Aiello.

	The Divestiture Agreement was effective December 31, 2008 (the "Divestiture Closing Date") and was approved by our Board of Directors. The Divestiture Agreement also requires that Mr. Aiello indemnify and hold the Company harmless from and against any debts, claims, and liabilities that existed as of December 31, 2008 and which may be later asserted against the Company.


Related Party Transactions of Cal Alta


As of December 31, 2008 and 2007, the company owed the following loan amounts to officers, directors and related parties.




 			2008			2007*

Mark Naylor		$93,906			$-

Brent Herzog		196,468			-

Kirk Reed		241,572			-

Monica Sheridan		64,126 			-

Gary Parenteau		2,614			-

Rick Quiney		4,979			-

Various			383,152			-



			$1,203,552




The loans from Mark Naylor and Brent Herzog call for interest based on the Royal Bank of Canada prime rate (PR) plus 1%. The average PR for the period was 6.08%. Thus, interest was accrued for these two notes at 7.08%.
Interest expense related to these loans for the year ended
September 30, 2007 was $10,722. The amounts due to the other shareholders are non-interest bearing, and none of the loans have repayment terms.

*Not included in the table above due to the discontinued operations of the auto glass shops was a related party receivable of $346,918, due from FAA Enterprises (which is 100% owned by our former President Mr. Frank Aiello) and related party payable of $129,056 due to Westcan Auto Glass
Supplies, Inc. (which is 100% owned by our former President
Mr. Frank Aiello).

Director Independence

       None of our directors is an independent director as that term is defined under NASDAQ Rules and Regulations.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

       The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Corporation's annual financial statements and review of the financial statements included our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

 			Year ended		Year ended
			December 31, 		December 31,
			2008			2007
Audit Fees		$28,700			$37,500
Audit Related Fees	-			-
Tax Fees		-			-
All Other Fees		-			-
Total			$28,700			$37,500

       Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission. Audit-related fees principally include fees reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees. Tax fees included tax compliance, tax advice and tax planning work.



PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

       A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibits

INDEX TO EXHIBITS


2.1

Share Exchange Agreement by and among the Company and Energy One Resouce Owners filed by reference.

3.1

Articles of Incorporation of Cal Alta Auto Glass, Inc., filed by reference.

3.2
Amendment to the Articles of Incorporation, filed by reference.

3.3

Bylaws of Cal Alta Auto Glass, filed by reference


17.1

Resignation from Frank Aiello, filed by reference


17.2

Resignation from Denise Aiello, filed by reference.

23.1
Consent of Stan Lee, CPA., attached hereto.


31.1

Section 302 Certification by the Corporation's Chief Executive
Officer, attached here to.

32.1

Section 906 Certification by the Corporation's Chief Executive
Officer, attached hereto.




INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firms

F-2







Balance Sheets as of December 31, 2008 and December 31, 2007

Statements of Operations for the years ended December 31, 2008 and December 31,  2007

Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2006, 2007 and 2008

Notes to financial statements

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203 Fort Lee NJ 07024
P.O. Box 436402  San Ysidro CA 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






To the Board of Directors and Stockholders
CAL ALTA AUTO GLASS, INC.



We have audited the accompanying  consolidated balance
sheet of CAL ALTA AUTO GLASS, INC.as of December 31,
2008 and the related consolidated statements of
operation, shareholders'  equity  and  cash  flows
for the  fiscal year then ended. These  consolidated
financial   statements  are  the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CAL ALTA AUTO GLASS,
INC. as of December 31, 2007 were audited by other auditors whose report dated February 8, 2008 expressed an unqualified opinion on those statements.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAL ALTA AUTO GLASS, INC.
 as of December 31, 2008, and the results of its operation and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's accumulated deficit from operations and short-term liquidity raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stan J.H. Lee, CPA



----------------------------------
Stan J.H. Lee, CPA
April 14, 2009
Fort Lee, NJ












 Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Cal Alta Auto Glass, Inc. and subsidiary


We have audited the accompanying consolidated balance sheets of Cal Alta Auto Glass, Inc. and subsidiary
(the Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



/s/Chang Park
____________________
CHANG G. PARK, CPA

February 8, 2008
San Diego, CA. 91910




CAL ALTA AUTO GLASS, INC.
Consolidated Balance Sheet


			As of		As of
			December 31,	December 31,
			2008		2007


ASSETS

Current Assets
Cash  			 $ -   		 73,110
Accounts receivable (net) 17,134 	 6,273
Recoverable tax		 193,001 	 1,529


Total Current Assets	 210,135 	 80,912

Net Property & Equipment 2,010,455 	 11,213

Other Assets
Loan receivable
(a related party)	 -   		 346,918
Deposit		          82,663 	   4,435


Total Other Assets        82,663 	 351,353

TOTAL ASSETS	 $ 	 2,303,253 	 443,479



LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable   $ 	 923,039	 284,316
Accrued expense
(a related party)	   -   		 129,056
Accrued expense 	 15,000 	    -
Capital leases		 852,594            -
GST payable		   -   		 5,744
Income taxes payable	   -   		 6,422
Short-term portion
of long-term debt	 381,339	    -


Total Current
Liabilities		 2,171,972 	 425,538

Long-term Liabilities
Loan payable
related party		 986,817 	 -
Convertible debentures	 199,325 	 -
Long-term debt		 1,140,684
Less: short-term
portion of long term
 debt		         (381,339)	 -


Total Long-term
Liabilities		 1,945,487 	 -

TOTAL LIABILITIES	 4,117,459 	 425,538

Stockholders' Equity
Preferred stock, ($.001 par value, 10,000,000 shares
authorized 0 shares issued and outstanding as of
December 31, 2008 and 2007)  -   		 -
Common stock, ($0.001 par value, 250,000,000 shares
authorized 31,972,000 and 18,800,000 shares issued
and outstanding as of December 31, 2008 and 2007,
respectively) 		 31,972 	 18,800
Paid-in capital		 (610,454)	 1,566,300
Retained earnings      (1,435,810)      (1,584,692)
Foreign currency translation
adjustment 		 200,086         17,533


Total Stockholders'
Equity		     (1,814,206)	 17,941

TOTAL LIABILITIES
& STOCKHOLDERS'
EQUITY 	       $ 	2,303,253	 443,479








CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations


			Year Ended	Year Ended
			December 31,	December 31,
			2008		   2007


Revenues

Income			 $ 	 -   	 $ 	 -


Total Revenues	   		 -   	   	 -


Costs of Sales
Direct costs		 	-   		 -


Total Costs of Sales		 -   		 -


Gross Profit		 	-   		 -

Operating Expenses
Depreciation & amortization	 -   		 -
Advertising		 	 -   		 -
Salaries & wages 		 -   		 689,250
Consulting expense		 -   		 868,500
Administrative expenses		 15,249           29,100


Total Operating Expenses	 15,249         1,586,850

Operating Income / (Loss)	(15,249)	(1,586,850)

Other Income (Expenses)
Interest expense		 -   		 -
Loss on disposal of investments	 -   		 -
Gain on disposal of assets	 -   		 -


Total Other Income (Expenses)	 -   		 -


Net income (loss) before
discontinued operations 	(15,249)	 (1,586,850)


Gain (Loss) from discontinued
operations		        164,132 	  (29,944)


Net Income (loss)	$	 148,883 	$ (1,616,794)


Net Income (Loss) per common share:
From continuing operations	$	 0.01 	$  (0.11)


From discontinued operations	$	 0.01 	$  (0.00)



Weighted average number of
common shares  		 	   19,170,778 	 15,172,151






CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
As of December 31, 2008


		Common	        Common 	Additional
		Shares	        Stock	  Paid
			        Amount	in Capital



Balance, December
31, 2006	10,595,000 	10,595 	(10,395)



Treasury stock 	 (195,000)	 (195)	 (1,755)

Stock issued for services rendered on
May 10, 2007 @
$0.28 per share	 1,150,000 	 1,150 	 320,850

Stock issued for bonuses for on
May 10, 2007 @
$0.28 per share	 1,225,000 	 1,225 	 341,775

Stock issued for services rendered on
June 1, 2007 @
$0.07 per share	 3,250,000 	 3,250 	 224,250

Stock issued for services for on
July 3, 2007 @
$0.27 per share	 30,000 	 30 	 8,070

Stock issued for bonuses for on
July 10, 2007 @
$0.25 per share	 1,385,000 	 1,385 	 344,865

Stock issued for consulting services
on July 10, 2007 @
$0.25 per share	 1,360,000 	 1,360 	 338,640

Net income for the year ended
December 31, 2007

Foreign currency translation adjustment


Balance, December 31,
2007	          18,800,000 	18,800 	1,566,300


Acquisition of
Energy One	 14,839,000     14,839 (1,928,421)

Stock rescinded for auto
glass operations (1,666,667)	(1,667) (248,333)

Net gain for the twelve months ended
December 31, 2008

Foreign currency translation adjustment

Balance, December
31, 2008	 31,972,333 	 $31,972 $(610,454)





				      Treasury    Retained
					Stock     Earnings
						  (Deficit)

Balance, December 31, 2006		(1,950)   52,026



Treasury stock 	    		         1,950

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

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share

Stock issued for services for on
July 3, 2007 @ $0.27 per share

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share

Stock issued for consulting services
on July 10, 2007 @ $0.25 per share

Net income for the year ended
December 31, 2007			           (1,616,794p0

Foreign currency translation adjustment 	      (19,924)


Balance, December 31, 2007	          -   	   (1,584,692)


Acquisition of Energy One

Stock rescinded for auto glass operations

Net gain for the twelve months ended
December 31, 2008				       148,883

Foreign currency translation adjustment

Balance, December 31, 2008	          $-        $(1,435,810)





				Foreign
				Curreny
			    Translation   Total


Balance, December 31, 2006	1,421 	51,697



Treasury stock

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	         322,000

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	         343,000

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 	 227,500

Stock issued for services for on
July 3, 2007 @ $0.27 per share	           8,100

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	         346,250

Stock issued for consulting services
on July 10, 2007 @ $0.25 per share	 340,000

Net income for the year ended
December 31, 2007			(1,616,794)

Foreign currency translation
adjustment 			 16,112  (3,812)


Balance, December 31, 2007	17,533 	 17,941


Acquisition of Energy One	        (1,913,582)

Stock rescinded for auto
glass operations	         	 (250,000)

Net gain for the twelve months ended
December 31, 2008			  148,883

Foreign currency translation
adjustment 	  	       182,552 	  182,552

Balance, December 31, 2008    $200,086 	 $(1,814,206)








CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows


			      Year Ended	Year Ended
			      Ended		Ended
			      December 31,	December 31,
			      2008		2007


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $ 	 148,883 	$(1,616,794)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation &
amortization expense		 -   		 400
Common stock issued
 for services	  	         -  		 897,600
Common stock issued
 to employees		         -  		 689,250
		              (2,163,582)
Change in assets and
liabilities
(Increase) decrease
 in accounts receivable	       (10,861)	         26,558
(Increase) decrease
 in recoverable tax	      (191,472)
(Increase) decrease
 in inventory		 	- 		 (243)
(Increase) decrease
 in prepaid expenses		 -   		 3,730
(Increase) decrease
 in deposit		       (78,228)		(3,676)
Increase (decrease)
 in accounts payable		 638,723 	16,887
Increase (decrease)
in accounts payable
- related party		         -     	       216,090
Increase (decrease)
 in accrued expense
 - related party	       (129,056)	 -
Increase (decrease)
 in accrued expense 		 15,000 	 -
Increase (decrease)
 in taxes payable		 (5,744)	(5,322)
Increase (decrease)
 in income taxes payable	 (6,422)	 6,422


Net cash provided (used)
 by operating activities      (1,782,759)      230,902

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase fixed assets		 (1,999,242)	 -
(Increase) decrease in deposit     -             (1,817)
Change in loan receivable
- related party		           -           (246,468)


Net cash provided (used)
by investing activities		 (1,999,242)   (248,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
bank overdraft		           -            (32,799)
Loans payable		         1,140,684      127,106
Increase in (repayment)
of capital leases		 852,594 	 -
Increase (decrease) in
due to related parties		 1,333,735 	 -
Convertible debentures		 199,325 	 -


Net cash provided (used)
by financing activities		 3,526,338	 94,307

Effect of exchange rate
changes on cash		           182,553 	 (3,814)


Net increase (decrease) in cash    (73,110)	 73,110

Cash at beginning of year	    73,110 	 -


Cash at end of year	 $ 	 -   	     $ 	 73,110


Supplemental  cash flows disclosures:

Cash paid during year
 for interest	         $ 	 1,268 	     $ 	 1,470
Cash paid during year
for income taxes	 $ 	 -           $ 	 -


Supplemental schedule of non-cash flows activities:

Common stock issued
for services	 	$ 	 -   	     $ 	 5,790,000
Common stock issued
in acquisition	 	$  14,839,000 	     $ 	 -
Common stock issued
for bonus	        $ 	 -   	     $ 	 2,610,000


NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

OPERATIONS

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

On December 30, 2008 the Company acquired Energy One
Resource Services, Inc. (a Canadian Corporation).  On
 December 30, the Company completed its share exchange agreement with publically listed Cal Alta Auto Glass, Inc.

Energy One Resource Services, Inc. (the Company) intends to acquire and operate oilfield service companies.
 Currently, through its subsidiary, 1102217 Albert ltd
(Operating as Remote Rentals), the Company provides companies in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This service includes camp rental and leasing and, once a camp is operating, related services and maintenance. The Company plans to increase market share by acquiring other operators and/or increasing the number of camps it owns and operates through capital investment.


Effective December 31, 2008, we sold the auto glass operations to Mr. Frank Aiello our former President. Mr. Aiello returned 1,666,667 shares of common stock to the company in exchange for all the assets and liabilities of the Canadian auto glass s subsidiary.




NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Consolidation

The consolidated financial statements take into effect the financial position and the results of operations of Energy One Resources Inc., and 1102217 Alberta Ltd. d/b/a Remote Rentals. The balance sheets have been presented in consolidated form for both December 31, 2008 and December 31, 2007. All significant inter-company sales and cost of sales have been eliminated.






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b.  Basis of Accounting

The Company policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles.

c.  Basic Earnings per Share

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

d.  Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with maturity of three months or less to be cash equivalents.

e.  Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

f. Commitments and Contingencies

The Company does not have any commitments or contingencies.

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

h.  Allowance for Doubtful Accounts

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company records an allowance and adjusts it periodically based on its review of total receivables, the age of past due accounts and an assessment of the customers' ability to pay. The allowance for doubtful accounts was $197,216 for the year ended December 31, 2008.

i.  Property and Equipment/ Depreciation

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line method for accounting purposes and accelerated method for income tax purposes; five years for vehicles and equipment and seven years for office furniture. Total depreciation for the year ended December 31, 2008 and 2007 was $0 and $400, respectively.

j.  Revenue Recognition

The Company recognizes revenue from the rental of trailers for temporary housing, kitchens, and other uses at the date the rental period is complete, or at least monthly.

The Company recognizes rental revenue when the following conditions exist:

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

For most customers paying the criteria above are satisfied via the customer signing a contract, the Company delivering the rented equipment, and the Company billing for a rental cycle, which is normally monthly. Collectibility is reasonably assured due to initially working out the payment terms as described above in a written contract before rendering services.










NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k.   Income Taxes

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

l. GST Receivable & Payable

GST payable represents sales taxes that are owed by the Canadian operations to the local governments. GST tax receivable is tax credit that the Canandian Company receives when the Company pays GST tax during normal opearations. For presentation purposes these amounts have been netted out. As of December 31, 2008 and 2007, the Company owed $-0- and $5,744 GST payable, respectively. As of Dcecember 31, 2008 and 2007, the Company had a GST tax receivable of $193,001 and $1,529, respectively.

m. New Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's consolidated financial position, or their consolidated statements of operations, or consolidated cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's consolidated financial position, consolidated statements of operations, or consolidated cash flows at this time.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of their consolidated operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123
(R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 3.  DISCONTINUED OPERATIONS

The Company has discontinued its Auto Glass Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at December 31, 2008 with respect to the classification of the operations of the Auto
Glass Business as a discontinued operation.   All remaining
assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. The Company will continue to account for all Auto Glass Business as a discontinued operation at December 31, 2008, and the assets and liabilities of the Auto Glass Business have been classified accordingly. All revenues and expenses associated with the Auto Glass Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations. There was a gain (loss) from discontinued operation of $163,883 and $(29,944) for the years ended December 31, 2008 and 2007, respectively.

Cal Alta Auto Glass, Ltd. sells and installs auto glass products through two Calgary based outlets. Cal Alta Auto Glass, Ltd. replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass.
Additionally, flat glass for non-auto   related   applications
such as furniture, mirrors, greenhouses, etc., is also sold.


NOTE 4.  ACCOUNTS RECEIVABLE

The allowance for doubtful accounts included amounts, which are currently under litigation. These amounts have been included in bad debts in the December 31, 2008 and 2007 financial statements.


			Discontinued
			Operations
December 31, 2008       December 31, 2007


Accounts receivable

$   214,350		$ 54,418


Allowance for
doubtful accounts


   (197,216)             (48,144)


Accounts receivable,
net
$  17,134               $  6,273





NOTE 5.   SECURITY / TENDER DEPOSITS

The deposit on camp buildings totals $ 82,663; which management is currently attempting to recover. This amount has not been included in bad debts in the financial statements and the recovery is under litigation.


				December 31,
				2008

Deposits on camp
buildings
  				  $  82,663

Vehicle deposits
					-0-

Total Deposits
				  $    82,663



NOTE 6.   EQUIPMENT

Components of property and equipment include the following as of:


		Estimated 		December 31, 2008
		Useful Life

Cost:


Camp facilities    5-10 years		$  1,920,976
Motor vehicles	   5-7 years                 530,529
Shop equipment     5-10 years	              94,719
Office equipment   5-7 years                  23,993
Leasehold
improvements  	   5-10 years                 75,929
Computer
equipment          5-7 years                   6,880
Subtotal                                $  2,653,027
Accumulated Dep.                            (642,572)
Net                                     $  2,010,455


Included in capital assets are capitalized expenditures in the amount of $177,826 in camp facilities for the construction of a 5 unit kitchen and recreation room, and $47,950 in leasehold improvements for the Grimshaw shop which have not yet been fully allocated to the appropriate income statement accounts. These adjustments have been included as a reduction of expenses on the income statement and the capitalized expenditure account. Total depreciation for the year ended December 31, 2008 was $365,053.







NOTE 6.  EQUIPMENT (CONTINUED)

Components of property and equipment for the discontinued operations include the following:


		Discontinued
		Operations
		December 31,
		2007

Office Equipment	$ 28,543

Automobile 	            0

Total Office Equip. &
Automobile                28,543

Accumulated
Depreciation             (17,330)

Net Property and
Equipment               $  11,213



NOTE 7.   DUE TO RELATED PARTIES


		December 31,
		   2008
Mark Naylor	$  93,906
Brent Herzog      196,468
Kirk Reed         241,572
Monica Sheridan    64,126
Gary Parenteau      2,614
Rick Quiney         4,979
Various other
individuals 	  383,152

                $ 1,203,552


The loans from Mark Naylor and Brent Herzog call for interest based on the Royal Bank of Canada prime rate (PR) plus 1%. Interest was accrued for these two notes at 7.08%. The amounts due to the other shareholders are non-interest bearing, and none of the loans have repayment terms.









NOTE 8.   LONG-TERM DEBT (Capital Leases)


						2008
Finance contract bearing interest at 16.52 % per annum, repayable in monthly blended payments of $3,982 (CAN). The contract matures on June 6, 2010 and is secured by specific camp facilities equipment.

					       330,839
Finance contract bearing interest at 14.6 %
per annum, repayable in monthly blended
payments of $9,477 (CAN). The contract matures
on October 10, 2008, and is secured by
specific camp facilities equipment.
                                               263,087

Finance contract bearing interest at 18 % per annum, repayable in monthly blended payments of $6,628 (CAN). The contract matures on November 3, 2012, and is secured by specific camp facilities.

                                               192,525
Finance contract bearing interest at 14.66 % per annum, repayable in monthly blended payments of $6,514 (CAN). The contract matures on July 15, 2015, and is secured by specific camp facilities.

                                               169,386
Finance contract bearing interest at 14 % per annum, repayable in monthly blended payments of $2,573 (CAN). The contract matures on August 25, 2011, and is secured by specific automotive equipment.

                                                58,882

Finance contract bearing interest at 13.6% per annum, repayable in monthly blended payments of $4,221 (CAN). The loan matures on November
30, 2010 and is secured by specific camp facilities.

                                                56,025

Finance contract bearing interest at 11.37 % per annum, repayable in monthly blended payments of $1,617 (CAN). The contract matures on November 30, 2010 and is secured by specific camp facilities.

                                                 42,305
Finance contract bearing interest at 14.85 % per annum, repayable in monthly blended payments of $1,617 (CAN). The loan matures on September 20, 2011 and is secured by specific automotive equipment.

                                                 27,635
TOTAL                                        $ 1,140,684
Short-Term Portion                               381,339
Long-Term Portion                                759,345


Finance contracts are currently in default as the companies have not been meeting their repayment schedule. Certain lenders are demanding immediate repayment of their contracts.



NOTE 9.  CONVERTIBLE DEBENTURE

The Company currently has $199,325 in outstanding debentures that were issued during the fiscal year ended December 31, 2008. The debenture contracts call for interest of 10% per annum payable annually in arrears with the first payment due on December 31, 2007. Interest payments are due annually on December 31 and the holders can convert at any time up to and including this date. The conversion rate is as follows: $0.80 per share if converted on or before December 31, 2007; and $1.10 per share if converted at any time after that. The maturity date of the debentures is February 28, 2009.


NOTE 10.  INCOME TAXES

Net operating losses expire twenty years from the date the loss was incurred for US tax purposes. No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carry-forward tax effects that would significantly affect the Company's deferred tax asset.

At December 31, 2008 the Company has a $ 1,435,810 operating loss carry-forward for tax purposes.


Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to capital.

The operating loss carry-forward is for Canadian tax purposes through its subsidiary. The tax benefits resulting for the purposes have been estimated as follows:

Loss carryforward at December 31, 2008     $ 1,435,810

Deferred tax benefit                          488,175
Valuation allowance                          (488,175)

Net income tax benefit     		   $     -0-

The net operating loss expires ten years from the date the loss was incurred for Canadian tax purposes. Income tax returns are reported to Canada and United States as required by the regulatory agencies.





NOTE 11.  OPERATING LEASES

The Company conducts its administrative activities out of facilities that are leased under a five-year non-cancelable operating lease expiring in 2009. The lease contains a renewal option for an additional five-year period. Future minimum rental payments due under the lease are as follows:

Year Ending December 31,		Amount

2009					12,000
                                     $	12,000


NOTE 12.  FOREIGN CURRENCY TRANSLATION

Accounting for Cal Alta Auto Glass, Ltd. is conducted in Canadian currency. As per our audit we convert figures on a period basis in accordance with FASB # 52. The functional currency is in Canadian currency. The Companies balance sheets as of December 31, 2008 and 2007 were translated at their period ended rate of ..81830 and 1.01940, (Canadian currency to US currency)
respectively.   Statements of operations and cash flows were
reported on the weighted average for the twelve months ended December 31, 2008 and 2007 as required by FASB # 52. The weighted average for the year ended December 31, 2008 and 2007 were
0.94410 and .93565, (Canadian currency to US currency) respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS


Cal Alta owed Westcan Auto Glass Supplies, Inc. (a related party) accounts payable of $216,090 as of December 31, 2007, for auto glassand related products.

FAA Enterprises (a related party) owed the Company a loan receivable of $346,918 and as of December 31, 2007.

FAA Enterprises and Westcan Autoglass Supplies, Inc. are owned
100% by Frank Aiello, the Company's president.

Cal-Alta Auto Glass, Ltd has a note payable due to Frank Aiello, the President of the Company. As of December 31, 2007 of
$129,056. Included in the 2007 balance was a management fee payable to Mr. Aiello of approximately $107,900.


Mr. Frank Aiello our former President retired 1,666,667 shares of common stock to reacquire the Cal Alta Auto Glass operation. The stock retired by Mr. Aiello a related party was in agreement that with the acquisition of Energy One the Company would focus on oilfield services. Mr Aiello acquired the assets and liabilities of Cal Alta Auto Glass (Canada).



NOTE  14.  COMMON STOCK

Transactions, other than employees' stock issuance, are in
accordance with paragraph 7 of SFAS 123(R).   These transactions
are measured either by the fair value of the equity instruments issued or by the fair value of the goods or services received, whichever is more reliably measurable.

Transactions with employees' stock issuance are in accordance
with paragraphs (16-44) of SFAS 123(R).   The cost of services
received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date-fair value of the equity instruments issued or on the fair value of the liablilities incurred.


NOTE  14.  COMMON STOCK (CONTINUED)

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

On December 31, 2008 the Company issued 14,839,000 shares of common stock in the reorganization with Energy One.

On December 31, 2008 the Company recinded 1,666,667 shares of common stock in an agreement to remove the assets and liabilities of Cal Alta Auto Glass (Canada).

As of December 31, 2008 there were 31,972,333 shares of common stock outstanding.


NOTE 15.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

	Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; 0 shares issued and outstanding.
	Common stock, $ 0.001 par value: 250,000,000 shares authorized; 31,972,333 shares issued and outstanding.

The Company has approved two stock option plans, an Incentive Stock Option Plan and a Non-qualified Stock Option Plan. Both plans are available to officers, directors and key employees of the Company. Each plan allows for the purchase of up to 500,000 shares of common stock of the Company.


NOTE 15.  STOCKHOLDERS' EQUITY (CONTINUED)

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


NOTE 16. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net gain of $148,883 during the year ended December 31, 2008. The Company's retained deficit as of December 31, 2008 is $1,435,810. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.



SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this
Report to be signed on its behalf by the undersigned, thereunto duly authorized.





CAL ALTA AUTO GLASS, INC.



Dated: April 14, 2009
By:

/s/ Kirk R. Reed

Kirk R. Reed,
President, Chief Executive Officer /
Chief Accounting Officer and
Director

Pursuant to the requirements of the Securities and Exchange
Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name

Position

Date





/s/ Kirk R. Reed

Kirk R. Reed

President, Chief Executive
Officer / Chief Accounting
Officer and Director

April 14,
2009