Form 10-Q
period 2009-03-31
Cal Alta Auto Glass Inc
filed 2009-05-20
CIK 1321724

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Number: 000-51227

             Cal Alta Auto Glass, Inc.
 (Exact name of Registrant as specified in its charter)



Nevada 					88-0448809
(State of incorporation)            (I.R.S. Employer
                                  Identification Number)

           160 Quarry Park Blvd S.E.Suite 300
                Calgary, Alberta T2C 3G3

         (Address of principal executive offices)

                     (403) 984-0465
            (Registrant's telephone number)

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

 Large accelerated filer

 Accelerated filer

 Non-accelerated filer

X Smaller reporting company

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
 Yes     X No

As of May 18, 2009, there were 31,972,333 shares of common stock outstanding.







TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

                        Heading               		 	Page

Item 1.     Consolidated Financial Statements                   4

            Consolidated Balance Sheets December 31, 2008
            And March 31, 2009    			        4-5

            Consolidated Statements of Operations for the
            three months ended March 31, 2009 and 2008          5-7

            Consolidated Statements of Stockholders Equity      7-9

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2009 and 2008          10

            Notes to Consolidated Financial Statements		11-13

Item 2.     Managements Discussion and Analysis and
            Result of Operations                                13-18

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk						18

Item 4.     Controls and Procedures                             18

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                   19

Item 2.    Changes in Securities
           Defaults Upon Senior Securities                      19

Item 4.     Submission of Matter to be a Vote of Securities
            Holders     	                                19

Item 5.     Other Information on Form 8-K                       19

Item 6.     Exhibits and Reports on 8K			        19

            Signatures                                          S-1
                                     ii

  FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

      Some of the statements made by us in this Periodic Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

 our limited operational history;
 our ability to finance our activities and maintain our financial liquidity;
 our ability to attract and retain qualified, knowledgeable employees;
 the impact of general economic conditions on our business;
 market acceptance of our products;
 dependence on suppliers and other key vendors;
 our failure to acquire new customers in the future;
 deterioration of business and economic conditions in our markets; and
 intensely competitive industry conditions

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


In this document, the words "we," "our," "ours," "us," "Energy
One," "Cal Alta" and "Company" refer to Cal Alta Auto Glass, Inc.
and our subsidiaries.
















Part I

ITEM 1. Financial Statements







                                CAL ALTA AUTO GLASS, INC.
                                Consolidated Balance Sheets


		        	(Unaudited)	    (Audited)
			          As of	              As of
			         March 31,	   December 31,
			           2009		       2008


ASSETS

Current Assets
Cash  			 $ 	 11,445 		 -
Accounts receivable (net)	 17,134 		 17,134
Recoverable tax		 	183,432 		 193,001


Total Current Assets	   	212,010 		 210,135

Net Property & Equipment      1,937,270 	       2,010,455

Other Assets
Deposit		 		82,663 		 	  82,663


Total Other Assets		82,663 		 	  82,663

TOTAL ASSETS		 $   2,231,944 		       2,303,253



LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	 $ 	 748,054 		 923,039
Accrued expenses		  80,102 		  15,000
Capital leases		 	 998,507 		 852,594
Wages payable		         249,401 		 -
Short-term portion of
long-term debt		 	397,588 		 381,339


Total Current Liabilities     2,473,651 	       2,171,972

Long-term Liabilities
Long-term debt		      1,051,205 	       1,140,684
Loan payable - related party    915,269 		 986,817
Convertible debentures		204,308 		 199,325
Less: short-term portion       (397,588)		(381,339)


Total Long-term Liabilities    1,773,194 	       1,945,487

TOTAL LIABILITIES 	       4,246,845 	       4,117,459

Stockholders' Equity (Deficit)
Preferred stock, ($0.001 par
 value, 10,000,000
shares authorized 0
shares issued
and outstanding as of March
 31, 2009 and
December 31, 2008)
Common stock, ($0.001 par
 value, 250,000,000
shares authorized 31,972,333
shares issued
and outstanding as of March
 31, 2009 and
December 31, 2008) 		 31,972 		 31,972
Paid-in capital		       (610,454)	       (610,454)
Retained earnings	     (1,655,043)	     (1,435,810)
Foreign currency
translation adjustment 		218,624 		200,086


Total Stockholders'
Equity (Deficit)	     (2,014,901)	     (1,814,206)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY
 (DEFICIT)	 	$     2,231,944 	      2,303,253







                          CAL ALTA AUTO GLASS INC.
                     Consolidated Statement of Operations


			Three Months	Three Months
			Ended		  Ended
			March 31, 	March 31,
			2009		   2008


Revenues

Income	 	$ 	 154,408 	 $ 	 -


Total Revenues	   	 154,408 	   	 -


Costs of Sales
Direct costs		 10,117 		 -


Total Costs of Sales	 10,117 		 -


Gross Profit		 144,291 		 -

Operating Expenses
Depreciation &
amortization		 84,435 		 -
Professional fees	 71,585 		 -
Management fee
(related party)		 15,000 		 -
Administrative expenses	 69,735 		 -


Total Operating Expenses 240,754 		 -

Operating Income
 (Loss) 		(96,464)		 -

Other Income (Expenses)
Interest expense        (125,021)		 -
Interest income
(related party)		 2,250 			 -


Total Other Income
(Expenses)		(122,771)		 -


Net income (loss) before
discontinued operations (219,234)		 -


Gain (Loss) from discontinued
operations		  -   		 	(5,426)


Net Income (loss)$	 (219,234)	$	(5,426)


Net Income (Loss) per
common share:

From continuing
operations	$	   (0.01)	$	 -


From discontinued
operations	$	 -   		$	 (0.00)



Weighted average number of
common shares  	       31,972,333   	     18,995,000










                          CAL ALTA AUTO GLASS INC
                 Statement of Changes in Stockholders' Equity
                            As of March 31, 2009


				 Common	      Common   Additional
				 Shares       Stock     Paid In
                                              Amount    Capital

Balance, December 31, 2006	10,595,000 	10,595 	(10,395)



Treasury stock 	                  (195,000)	 (195)	 (1,755)

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 1,150,000 	 1,150 	 320,850

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 1,225,000 	 1,225 	 341,775

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 3,250,000 	 3,250 	 224,250

Stock issued for services for on
July 3, 2007 @ $0.27 per share	 30,000 	 30 	 8,070

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	 1,385,000 	 1,385 	 344,865

Stock issued for consulting services
on July 10, 2007 @ $0.25 per
share	                         1,360,000 	 1,360 	 338,640

Net income for the year ended
December 31, 2007

Foreign currency translation adjustment


Balance, December 31, 2007	 18,800,000 	18,800 	1,566,300

Reorganization	                 14,839,000     14,839 	(1,928,421)

Stock recinded in separation
of prior operations	         (1,666,667)	(1,667)	 (248,333)

Net loss for the twelve months ended
December 31, 2008

Foreign currency translation adjustment

Balance, December 31, 2008	 31,972,333 	31,972 	(610,454)

Net loss for the three months ended
March 31, 2009

Foreign currency translation adjustment

Balance, March 31, 2009	         31,972,333    $31,972  $(610,454)





				Treasury   Retained    Foreign   Total
				Stock      Earning     Currency
					   (Deficit)  Translation
Balance, December 31, 2006	(1,950)	   52,026 	1,421   51,697



Treasury stock 	                  1,950

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share                  		322,000

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share					343,000

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share			                227,500

Stock issued for services for on
July 3, 2007 @ $0.27 per share	 	  			  8,100

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	  				346,250

Stock issued for consulting services
on July 10, 2007 @ $0.25 per share	 			340,000

Net income for the year ended
December 31, 2007			(1,616,794)	     (1,616,794)

Foreign currency translation adjustment    (19,924)   16,112 	 (3,812)


Balance, December 31, 2007	  -   	(1,584,692)   17,533     17,941


Reorganization	 			                     (1,913,582)

Stock recinded in separation
of prior operations	                                       (250,000)

Net loss for the twelve months ended
December 31, 2008			   148,883 	        148,883

Foreign currency translation adjustment               182,552 	182,552

Balance, December 31, 2008	-   	(1,435,809)   200,085(1,814,206)


Net loss for the three months ended
March 31, 2009				(219,234)		(219,234)

Foreign currency translation adjustment                18,539 	  18,539

Balance, March 31, 2009	      $-     $(1,655,043)    $218,624$(2,014,901)






                                   CAL ALTA AUTO GLASS INC.
                            Consolidated Statement of Cash Flows


			      Three Months	Three Months
			          Ended		Ended
			          March 31, 	March 31,
			           2009		2008


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 	$  (219,234)	$  (5,426)
Adjustments to reconcile net
loss to net cash
used in operating activities:
Depreciation & amortization expense  84,435 	      996

Other income				 -  	  (18,809)

Change in assets and liabilities
(Increase) decrease in
accounts receivable			 -   	  (49,209)
(Increase) decrease in
recoverable tax			      9,569 		-
(Increase) decrease in
inventory				 -   	       61
(Increase) decrease in
 deposit				 -   	      179
Increase (decrease) in
accounts payable  	             (174,985)	   30,997
Increase (decrease) in
accounts payable
 related party				 -   	   28,971
Increase (decrease) in
accrued expense 		     65,102 	   (1,655)
Increase (decrease) in
taxes payable				 -   	    1,654
Increase (decrease) in
income taxes payable	   	    249,401 	     (259)


Net cash provided (used)
by operating activities		    14,287 	  (12,500)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase fixed assets		   (11,248)		-
Change in loan receivable
related party		 	         -   	  (49,195)


Net cash provided (used) by
investing activities		   (11,248)	  (49,195)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
bank overdraft		 		 -   		 -
Loans payable		 	  (89,479)		 -
Increase in (repayment)
of capital leases		  145,913 		 -
Increase (decrease) in
 due to related parties		  (71,548)	         -
Convertible debentures		    4,983 		 -

Net cash provided (used)
by financing activities		 (10,131)		 -

Effect of exchange rate
changes on cash		          18,538 	      (270)


Net increase (decrease)
 in cash	   	          11,445  	   (61,965)

Cash at beginning of period	      -  	    73,110


Cash at end of period	 $ 	 11,445 	$   11,145


Supplemental  cash flows disclosures:

Cash paid during year
 for interest	         $ 	 125,021 	$      779
Cash paid during year
for income taxes	 $ 	 -   		$ 	 -











NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2009 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

On December 30, 2008 the Company acquired Energy One
Resource Services, Inc. (a Canadian Corporation).  On
December 30, the Company completed its share exchange agreement with publically listed Cal Alta Auto Glass, Inc. As part of the merger Texada Construction
Limited (a related party) has agreed to forgive outstanding loan payable.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated a net loss of $1,655,043 through the period ended March 31, 2009.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The operating subsidiary Energy One Resource Services, Inc., a Canadian corporation, will comply with Canadian and Alberta regulations. Cal Alta Auto Glass, Inc. of Nevada will be the consolidated parent holding company of the Canadian subsidiary and will comply with US regulations.

Results of Operations

Comparison of Quarters Ended March 31, 2009 and March 31, 2008

     Results of Operations

Due to the Company exiting the auto glass industry on December 31, 2008, the historical revenue and expenses of the auto glass operations are shown as discontinued operations. Due to this, the comparison of the income statement only includes expenses of the U.S. parent company for the quarter ended March 31, 2008(the auto glass operations are shown as discontinued operations). The quarter ended March 31, 2009 includes Energy One and the U.S. parent company.

For the three months ended March 31, 2009, the Company had sales of $154,408 compared to $0 for the same period ended March 31, 2008, with a net loss of $214,234 compared to a net loss of $5,426, for the same period respectively. Operating expenses increased $240,754 when comparing the three months ended March 31, 2009 to the same period the year before. The increase in operating expenses is due to the Energy One operations, merger and acquisition costs and related legal / compliance expenses.

The Company expects that stock based consulting and wage expenses to run at rates similar to 2007 going forward, since it has completed the Energy One acquisition as of December 30, 2008.

Income Statement Summary
March 31

		2009                       2008

Revenues      $ 154,408              $        0

Total Operating
Costs           250,871                       0

Net Operating
Income / (Loss) (96,464)                      0

Interest Expense
Income (net)    122,171                       0

Gain (Loss) from
Discontinued Ops      0                   (5,426)

Net Income
(Loss)	       (219,234)                  (5,426)


The Company generated an operating loss of $96,464 and a net loss of $219,234 during the quarter ended March 31, 2009. The Company does have significant operating and net loss carry-forwards of $1,655,043. The Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

     As of March 31, 2009, the Company has $212,010 in total current assets, compared to total current assets of $210,135 as of December 31, 2008. Current assets increased slightly. However when comparing March 31, 2009 to December 31, 2008, cash increased by $11,445. This was offset by a decrease in recoverable tax of approximately $9,600 for the same period.

     As of March 31, 2009, the Company has $2,473,651 in total current liabilities compared to $2,171,972 as of December 31, 2008. Accrued expenses increased approximately $65,000, due to accrued expenses from the acquisition, wages payable increased $249,401 and capital leases payable increased approximately $146,000 both due to the Energy One operations (operations commenced in mid January for the winter season).

    The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

   For the three months ended March 31, 2009, the Company provided cash from operations in the amount of $14,287 compared to cash used from operations of $12,500 for the same period the year before.

    We have financed our operations primarily from cash provided by operations and the sale of our common stock. We believe that our current cash and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 6 months. We will need to raise additional capital in order to remain operational beyond this point. We believe we will raise an additional $2,500,000 through a private placement financing transaction. Management has not yet set any parameters about future private placements. If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future. If these funds do not materialize, we will need to seek additional financing elsewhere. In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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


Off-Balance-Sheet Arrangements

      As of March 31, 2009, we did not have any off-balance-sheet arrangements other than operating leases, that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market
Risk

The Company is a smaller reporting company as defined by Rule
12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.T. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer / Chief Accounting Officer has concluded, based on their evaluation as of March 31, 2009, the end of the fiscal quarter to which this report relates, that Cal Alta Auto Glass's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cal Alta Auto Glass in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cal Alta Auto Glass in such reports is accumulated and communicated to Cal Alta Auto Glass's management, including the Chief Executive Officer/ Chief Accounting Officer, to allow timely decisions regarding required disclosure. Cal Alta Auto Glass's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching Cal Alta Auto Glass's disclosure requirements and are effective in reaching that level of assurance.

(B) Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Kirk Reed
          8-K filed by reference on January 14, 2009
	  8-K filed by reference on January 29, 2009
	  8-K filed by reference on March 10, 2009

                                   SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.




      CAL ALTA AUTO GLASS, INC.


Date: May 18,2009
By: /s/ Kirk Reed
Kirk Reed
President/CEO/Principal Accounting Officer/ Dir.


S-1