Form 10-Q
period 2009-06-30
Cal Alta Auto Glass Inc
filed 2009-08-19
CIK 1321724

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                      FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2009
           Commission File Number: 000-51227

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

As of August 17, 2009, there were 31,972,333 shares of common stock outstanding.














TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

                   Heading                             		Page
Item 1.     Consolidated Financial Statements                   1-2

            Consolidated Balance Sheets December 31, 2008
            And June 30, 2009    			        3-4

            Consolidated Statements of Operations for the six months
            ended June 30, 2009 and 2008         	        5

            Consolidated Statements of Stockholders Equity      7

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2009 and 2008      		        8

            Notes to Consolidated Financial Statements		9

Item 2.     Managements Discussion and Analysis and
            Result of Operations                                10-11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk

Item 4.     Controls and Procedures                             11

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                   11

Item 2.     Changes in Securities
            Defaults Upon Senior Securities                     11

Item 4.     Submission of Matter to be a Vote of
            Securities Holders     	                        12

Item 5.     Other Information on Form 8-K                       12

Item 6.     Exhibits and Reports on 8K			        12

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

In this document, the words "we," "our," "ours," "us," "Energy
One," "Cal Alta" and "Company" refers to Cal Alta Auto Glass, Inc. and our subsidiaries.









ii


Part I

ITEM 1. Financial Statements



CAL ALTA AUTO GLASS, INC.
Consolidated Balance Sheets


				(unaudited)
				As of		As of
				June 30,	December 31,
				2009		2008


ASSETS

Current Assets
Accounts receivable (net)    $ 	 18,122	 $ 	 17,134
Recoverable tax		 	195,790 	193,001


Total Current Assets	   	213,912 	 210,135

Net Property & Equipment      1,971,622        2,010,455

Other Assets
Deposit		 		87,431 		 82,663


Total Other Assets		87,431 		 82,663

TOTAL ASSETS	 $ 	     2,272,965 	 $    2,303,253



LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	 $     866,780 	 $      923,039
Accrued expenses		95,102 		 15,000
Capital leases		     1,199,686 		852,594
Wages payable		       263,786 		 -
Short-term portion of
long-term debt		       438,622 		381,339


Total Current Liabilities    2,863,976 	      2,171,972

Long-term Liabilities
Long-term debt		    1,013,199         1,140,684
Loan payable - related party  962,551 		986,817
Convertible debentures	      221,495 		199,325
Less: short-term portion     (438,622)	       (381,339)


Total Long-term Liabilities 1,758,623 	      1,945,487

TOTAL LIABILITIES	    4,622,599         4,117,459

Stockholders' Equity (Deficit)
Common stock, ($0.001 par
value, 25,000,000
shares authorized 31,972,333
shares issued
and outstanding as of June
30, 2009 and
December 31, 2008) 	       31,972 		31,972
Paid-in capital		     (610,454)        (610,454)
Retained earnings	   (1,856,285)      (1,435,810)
Foreign currency
translation adjustment 	       85,133 	       200,086


Total Stockholders'
Equity (Deficit)	   (2,349,634)	    (1,814,206)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY
(DEFICIT)	      $     2,272,965 	 $   2,303,253






CAL ALTA AUTO GLASS INC.
Consolidated Statement of Operations


			Three Months		Three Months
			Ended			Ended
			June 30,		June 30,
			2009			2008


Revenues

Income			 $ 	-   	 $ 	 -


Total Revenues	   		-   	   	 -


Costs of Sales
Direct costs		 	-   		 -


Total Costs of Sales		-   		 -


Gross Profit			 -   		 -

Operating Expenses
Depreciation & amortization	74,366 		 -
Professional fees		 9,980 		 -
Management fee (related party)	15,000 		 -
Administrative expenses		15,208 		 -


Total Operating Expenses       114,554 		 -

Operating Income / (Loss)     (114,554)		 -

Other Income (Expenses)
Interest expense	      (116,274)		 -
Other income			 -   		 -
Interest income
(related party)			 -   		 -


Total Other Income
(Expenses)		      (116,274)		 -


Net income (loss) before
discontinued operations       (230,828)		 -


Gain (Loss) from
discontinued operations		 -   		 44,475


Net Income (loss)	$     (230,828)	$	 44,475


Net Income (Loss) per common share:

From continuing
operations		$	 (0.01)	$	 0.00


From discontinued
operations		$	 (0.01)	$	 0.00



Weighted average number
of common shares      	     31,972,333     18,800,000

















					Six Months	Six Months
					Ended		Ended
					June 30,	June 30,
					2009		2008


Revenues

Income			    	 $ 	 136,020 	 $ 	 -


Total Revenues	   		   	 136,020 	   	 -


Costs of Sales
Direct costs			  	  8,912 		 -


Total Costs of Sales	 		  8,912 		 -


Gross Profit		  		127,108 		 -

Operating Expenses
Depreciation & amortization		148,746 		 -
Professional fees		  	 75,993 		 -
Management fee (related party)	 	 30,000 		 -
Administrative expenses		 	 66,438 		 -


Total Operating Expenses       		321,177 		 -

Operating Income / (Loss)              (194,069)		 -

Other Income (Expenses)
Interest expense	       	       (226,406)		 -
Other income	  		  	-   			 -
Interest income
(related party)	 		 	-  	 		 -


Total Other Income
(Expenses)	  		       (226,406)		 -


Net income (loss) before
discontinued operations    	       (420,475)		 -


Gain (Loss) from
discontinued operations		 	 -   		      39,049


Net Income (loss)	 	$      (420,475)	$     39,049


Net Income (Loss) per common share:

From continuing
operations	 		$	 (0.01)	        $	0.00


From discontinued
operations			$	 (0.01)		$	0.00



Weighted average number
of common shares     		     31,972,333    	  18,800,000



CAL ALTA AUTO GLASS INC.
Statement of Changes in Stockholders' Equity
As of June 30, 2009

				Common 		Common	Additional
				Shares		Stock	Paid
						Amount	in Capital


Balance, December 31, 2006	10,595,000 	10,595 	(10,395)



Treasury stock 	 		(195,000)	 (195)	 (1,755)

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 1,150,000 	 1,150 	 320,850

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 1,225,000 	 1,225 	 341,775

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 3,250,000 	 3,250 	 224,250

Stock issued for services for on
July 3, 2007 @ $0.27 per share	 30,000 	 30 	 8,070

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	 1,385,000 	 1,385 	 344,865

Stock issued for consulting services
on July 10, 2007 @ $0.25
per share	 		1,360,000 	 1,360 	 338,640

Net income for the year ended
December 31, 2007

Foreign currency translation adjustment


Balance, December 31, 2007	 18,800,000 	18,800 	 1,566,300


Reorganization	 		14,839,000 	 14,839  (1,928,421)

Stock recinded for auto
glass operations	 	(1,666,667)	 (1,667)   (248,333)

Net loss for the twelve months ended
December 31, 2008

Foreign currency translation adjustment

Balance, December 31, 2008	 31,972,333 	31,972 	(610,454)


Net loss for the six months ended
June 30, 2009

Foreign currency translation adjustment

Balance, June 30, 2009		 31,972,333 	$31,972	 $(610,454
0$(2,349,633)



				Treasury	Retained    Foreign
				Stock		Earnings    Currency
						9Deficit)   Translation


Balance, December 31, 2006	(1,950)		52,026 		1,421



Treasury stock 	 		 1,950

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

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share

Stock issued for services for on
July 3, 2007 @ $0.27 per share

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share

Stock issued for consulting services
on July 10, 2007 @ $0.25
per share

Net income for the year ended
December 31, 2007				(1,616,794)

Foreign currency translation adjustment 	 (19,924)	 16,112


Balance, December 31, 2007	  	 -   	(1,584,692)	 17,533

Reorganization

Stock recinded for auto
glass operations

Net loss for the twelve months ended
December 31, 2008				 148,883

Foreign currency translation adjustment 			 182,552

Balance, December 31, 2008	 	 -   	(1,435,809)	200,085


Net loss for the six months ended
June 30, 2009					 (420,475)

Foreign currency translation adjustment 			(114,952)

Balance, June 30, 2009		 	 $-   	$(1,856,284)	 $85,133



















					Total


Balance, December 31, 2006	      	51,697



Treasury stock 	 			 -

Stock issued for services rendered on
May 10, 2007 @ $0.28 per share	 	 322,000

Stock issued for bonuses for on
May 10, 2007 @ $0.28 per share	 	 343,000

Stock issued for services rendered on
June 1, 2007 @ $0.07 per share	 	 227,500

Stock issued for services for on
July 3, 2007 @ $0.27 per share	           8,100

Stock issued for bonuses for on
July 10, 2007 @ $0.25 per share	         346,250

Stock issued for consulting services
on July 10, 2007 @ $0.25
per share	 		       	 340,000

Net income for the year ended
December 31, 2007		      (1,616,794)

Foreign currency translation adjustment  (3,812)


Balance, December 31, 2007	         17,941


Reorganization	 	 	     (1,913,582)

Stock recinded for auto
glass operations	 	       (250,000)

Net loss for the twelve months ended
December 31, 2008			148,883

Foreign currency translation adjustment 182,552

Balance, December 31, 2008	     (1,814,206)


Net loss for the six months ended
June 30, 2009			       (420,475)

Foreign currency translation adjustment(114,952)

Balance, June 30, 2009		     $(2,349,633)











CAL ALTA AUTO GLASS INC.
Consolidated Statement of Cash Flows


			   Six Months	       Six Months
			    Ended	 	Ended
			   June 30,		June 30,
			     2009		2008


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	 $  (420,475)		$ 39,049
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation &
amortization expense	     148,746 		   2,022
Change in assets and liabilities
(Increase) decrease in
accounts receivable		(988)		 (78,192)
(Increase) decrease in
recoverable tax		      (2,789)	  	     -
(Increase) decrease in
inventory		 	 -    		   1,529
(Increase) decrease in
deposit		 	      (4,768) 		     128
Increase (decrease) in
accounts payable	     (56,259)		  86,965
Increase (decrease) in
accounts payable
related party		 	-                (34,307)
Increase (decrease) in
accrued expense 	      80,102 		  59,780
Increase (decrease) in
wages payable		     263,786 		    -
Increase (decrease) in
taxes payable		 	-   		  6,234
Increase (decrease) in
income taxes payable		-   		   (185)


Net cash provided (used)
by operating activities	       7,355 	         83,023

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase fixed assets	    (109,913)		 (1,992)
Change in loan receivable
related party		 	-   		(94,527)


Net cash provided (used) by
investing activities	    (109,913)		(96,519)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans payable		   (127,485)		   -
Increase in (repayment)
of capital leases	    347,092 		   -
Increase (decrease) in
due to related parties	    (24,266)	  	   -
Convertible debentures	     22,170 	           -


Net cash provided (used)
by financing activities	    217,510 		   -

Effect of exchange rate
changes on cash		   (114,952)		 (381)


Net increase (decrease)
in cash		 		-   	       (13,877)

Cash at beginning of period	-   		73,110


Cash at end of period	 $ 	 -   	 $ 	59,233


Supplemental  cash flows disclosures:

Cash paid during year
for interest	 	$   226,406 	 $ 	   450
Cash paid during year
for income taxes	$ 	 -   	 $ 	    -













NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2009 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Due to the reverse merger, Cal Alta Auto Glass, Ltd., became the subsidiary holding company of the Company. The underlying reason for the merger was the belief that company gain 'public" status in the US, in order to obtain the ability to conduct secondary financing to implement the full business plan of the Company.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated a net loss of $1,856,284 through the period ended June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.





CAL-ALTA AUTO GLASS, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited) As of June 30, 2009







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

Plan of Operations

Overview

Cal Alta Auto Glass, Inc. (the Company) operates oilfield service companies. Currently, through its subsidiary, 1102217 Albert
Ltd (Operating as Remote Rentals), the Company provides services to others in the oil and gas industry with complete, customized, turnkey operations for camp and catering services. This includes both renting and leasing oilfield hospitality facilities (i.e. sleeping quarters and cafeteria style catering). Once a camp is established the Company will then offer additional services to its clients (i.e. trucking, fuel services and heavy equipment rental).The following discussion pertains to the Company's results of operations as of the years ended December 31, 2008 and 2007. The Company consolidates the operations of Energy One Resource Services, Inc.

(Acquired December 30, 2008).

The operating subsidiary Energy One Resource Services, Inc., a Canadian corporation, will comply with Canadian and Alberta regulations. Cal Alta Auto Glass, Inc. of Nevada will be the consolidated parent holding company of the Canadian subsidiary and will comply with US regulations.

Results of Operations

Comparison of Quarters Ended June 30, 2009 and June 30, 2008


Due to the Company exiting the auto glass industry on December 31, 2008, the historical revenue and expenses of the auto glass operations are shown as discontinued operations. Due to this, the comparison of the income statement only includes expenses of the U.S. parent company for the quarter ended June 30, 2008(the auto glass operations are shown as discontinued operations). The quarter ended June 30, 2009 includes Energy One and the U.S. parent company.

For the three months ended June 30, 2009, the Company had sales of $0,with a net loss of $200,828. Due to seasonality the Company was not expecting to recognize any revenue this quarter. Historically this is a slow time which continues until approximately October. Due to the discontinued auto glass operations, comparisons of operating expenses and other financial measures are not comparable and therefore are not presented. Operating expenses and the net operating loss in the opinion of management were anticipated.

The Company expects that stock based consulting and wage expenses to run at rates similar to 2007 going forward, since it has completed the Energy One acquisition as of December 30, 2008.

Income Statement Summary
Three Months Ended June 30

                   		2009                       2008

Revenues                    $    0                   $        0

Total Operating Costs          84,554                         0

Net Operating
Income / (Loss)               (84,554)                        0

Interest Expense
/ Income (net)                116,274                         0

Gain (Loss) from
Discontinued Ops	         0                        44,475

Net Income / (Loss)	     (200,828)                   44,475



Comparison of Six Months Ended June 30, 2009 and June 30, 2008


Due to the Company exiting the auto glass industry on December 31, 2008, the historical revenue and expenses of the auto glass operations are shown as discontinued operations. Due to this, the comparison of the income statement only includes expenses of the U.S. parent company for the six months ended June 30, 2008(the auto glass operations are shown as discontinued operations). The six months ended June 30, 2009 includes Energy One and the U.S. parent company.

For the six months ended June 30, 2009, the Company had sales of $136,020 with a net loss of $405,476. Due to seasonality the Company was expecting to record no revenue in the second quarter of 2009. Historically this is a slow time which continues until approximately October. Due to the discontinued auto glass operations, comparisons of operating expenses and other financial measures are not comparable and therefore are not presented. Operating expenses and the net operating loss in the opinion of management were anticipated.

The Company expects that stock based consulting and wage expenses to run at rates similar to 2007 going forward, since it has completed the Energy One acquisition as of December 30, 2008.

Income Statement Summary
Six Months Ended June 30

		             2009                       2008

Revenues                   $136,020                   $        0

Total Operating Costs       306,177                            0

Net Operating
Income / (Loss)            (179,070)	                       0

Interest Expense
/ Income (net)              226,406                            0

Gain (Loss) from
Discontinued Ops	          0                       39,049

Net Income / (Loss)	   (405,476)                      39,409


The Company generated an operating loss of $179,070 and a net loss of $405,476 for the six months ended June 30, 2009. The Company does have significant operating and net loss carry-forwards of $1,841,285. The Company's independent registered public accountant has issued a going concern opinion on our audited financial statements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Liquidity and Capital Resources

     As of June 30, 2009, the Company has $213,912 in total current assets, compared to total current assets of $210,135 as of December 31, 2008. Both accounts receivable and recoverable tax increased slightly over year end.
     As of June 30, 2009, the Company has $2,848,977 in total current liabilities compared to $2,171,972 as of December 31, 2008. Accounts payable decreased approximately $56,000. Accrued expenses increased approximately $65,000, due to accrued expenses from the acquisition, wages payable increased $263,786 and capital leases payable increased approximately $347,000 both due to the Energy One operations (operations commenced in mid January for the winter season). Also due to the Energy One operations the short term portion of the long term debt increased $57,000.

    The Company has not yet secured any outside funding, or offerings in case external financing is necessary. However, the Company feels its current position would be able to fund the Company for at least 12 months if the Company had no revenues. However, in managements' opinion this is highly unlikely. This is due to the loans and accounts receivable being very liquid.

   For the six months ended June 30, 2009, the Company provided cash from operations in the amount of $7,354 compared to cash used from operations of $12,500 for the same period the year before.

    We have financed our operations primarily from cash provided by operations and the sale of our common stock. We believe that our current cash and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 90 days. We will need to raise additional capital in order to remain operational beyond this point. We believe we will raise an additional $2,500,000 through a private placement financing transaction. Management has not yet set any parameters about future private placements. If we receive these funds, we believe we will have sufficient capital to meet our needs for the foreseeable future. If these funds do not materialize, we will need to seek additional financing elsewhere. In addition, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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


Off-Balance-Sheet Arrangements

      As of June 30, 2009, we did not have any off-balance-sheet arrangements other than operating leases, that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk

The Company is a smaller reporting company as defined by Rule
12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.T. Controls and Procedures


(A) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer / Chief Accounting Officer has concluded, based on their evaluation as of June 30, 2009, the end of the fiscal quarter to which this report relates, that Cal Alta Auto Glass's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Cal Alta Auto Glass in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Cal Alta Auto Glass in such reports is accumulated and communicated to Cal Alta Auto Glass's management, including the Chief Executive Officer/ Chief Accounting Officer, to allow timely decisions regarding required disclosure. Cal Alta Auto Glass' disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching Cal Alta Auto Glass's disclosure requirements and are effective in reaching that level of assurance.

(B) Changes in Internal Control Over Financial Reporting

	There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Not Applicable

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

          23.1 Consent Letter
          31.1 302 Certification of the President
          32.1 906 Certification of Frank Aiello
          99.1 Bank Overdraft Agreement filed by reference on June 29, 2006
               8-K filed by reference on January 14, 2009
	       8-K filed by reference on January 29, 2009
	       8-K filed by reference on March 10, 2009


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its . behalf by the undersigned,thereunto duly authorized.




       CAL ALTA AUTO GLASS, INC.


Date: August 17,2009                        By: /s/ Kirk Reed
                                           -------------------
                                           Kirk Reed
                                           President/CEO/Principal
			                   Accounting Officer/ Dir.


S-1







EXHIBIT 31.1

                             CERTIFICATION OF THE PRESIDENT


I, Kirk Reed certify that:
1. I have reviewed this quarterly report on Form 10-Q of CAL ALTA AUTO GLASS, INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                       /s/ Kirk Reed
Date: August 17, 2009                  --------------------
                                       Kirk Reed
                                       President/CEO/
                                       Chief Accounting Officer/Dir.



EXHIBIT 32.1

                  SECTION 906 CERTIFICATION OF FRANK AIELLO


                        CERTIFICATION OF PERIODIC REPORT

     In connection with the Periodic Report of Cal Alta Auto Glass, Inc.,(the "Company") on Form 10-Q for the period ending June 30,
2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Reed, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1.) The Report fully complies with the requirements of section 13(a) or15(d) of the Securities Exchange Act of 1934; and

     (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 17, 2009            By: /s/ Kirk Reed
                                 -------------------
                                 Kirk Reed
                                 President/CEO/Chief Accounting
                                 Officer/ Dir.